Form 10KSB
period 2001-06-30
CYBERENERGY INC
filed 2001-09-21
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

   [X ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from January 1, 2001 to
                                 June 30, 2001

         Commission file number: 000-31413
                                 ---------

                           Bottomline Home Loan, Inc.

                 (Name of Small Business Issuer in Its Charter)



                  Nevada                                88-0356064
                  ------                                ----------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

             200 South Los Robles Ave., Suite 230, Pasadena CA 91101
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (800) 520-5626
                                 --------------
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

The Issuer's total consolidated revenues for the fiscal year ended June 30, 2001 were $ 68.

At June 30, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 16,039,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business.....................................1

Item 2.           Description of Property.....................................5

Item 3.           Legal Proceedings...........................................5

Item 4.           Submission of Matters to a Vote of Security-Holders.........6


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters....6

Item 6.           Management's Discussion and Analysis or Plan of Operation...7

Item 7.           Financial Statements........................................8

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................9

                                                     PART III

Item 9.           Directors and Executive Officers............................9

Item 10.          Executive Compensation.....................................10

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management......................................11

Item 12.          Certain Relationships and Related Transactions.............12

Item 13.          Exhibits and Reports on Form 8-K...........................12

                  Signatures.................................................13

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

Bottomline Home Loan, Inc. (fka Cyberenergy, Inc. named change approved on May 4, 2001 and filed in Nevada on July 20, 2001) was formed under Nevada law on February 15, 1996. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of the common shares of the Company or a 62% interest of the issued and outstanding shares of its common stock. Bottomline Mortgage, Inc. then became an operating subsidiary of the Company effective as of July 1, 2001. Our executive office is located at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

General

The Company operates primarily through its subsidiary, Bottomline Mortgage, Inc. ("Bottomline"). Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. During the year 2000 it originated approximately $18,138,767 in loans, of which 48.8% were first mortgages and 51.23% were second mortgages made to persons seeking to refinance their residential loans. During the year 1999 approximately $29,734,652 in loans were originated of which 68.3% were first mortgages and 31.7% were second mortgages to owners seeking to refinance.

Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through commission-compensated loan originators. Operations are conducted from Company offices in Pasadena, California and San Marcos, Texas and two branch or community loan centers to service the 20 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its' loan products to more than 4 different buyers of residential mortgage loans.

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of Internet mortgage web site, www.bottomlinemortgage.com. The Company has acquired a 76% ownership interest in Bottomline which is now operated as a subsidiary of the Company.

Operation of Business After Acquisition

The primary operations of the Company consist of the mortgage banking business conducted by Bottomline Mortgage, Inc. a majority owned subsidiary of the Company. As a mortgage bank, Bottomline generates revenue through the origination and subsequent sale of funded loans. This revenue is made up of a net gain on the sale of the loans, interest income, sale of the home equity program and loan servicing. The net gain on sales includes loan-related fees consisting of origination, application, documentation, commitment and processing fees paid by the borrower. Net interest income consists of the difference between interest received by Bottomline on its mortgage loans held for sale and interest paid by Bottomline under its credit facilities. Home equity program, a loan management service which Bottomline administers, pays Bottomline a set fee every time a customer subscribes to the program and loan servicing consists of fees earned to collect payments of principal, interest, taxes and insurance on loans.

The primary expenses for Bottomline's operations consist of salaries and benefits paid to employees; occupancy and equipment costs; Internet-related expenses, including licensing and participation fees, advertising costs, marketing, promotion, data processing and communication costs. A substantial portion of these expenses are variable in nature. Commissions paid to loan originators are extremely variable, while other salaries and benefits fluctuate from quarter to quarter based on Bottomline's assessment of the appropriate levels of non-loan originator staffing, which correlate to the current level of loan origination volume and the internal perception of future loan origination volume.

Seasonality affects the mortgage industry as loan originations are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, Bottomline will expect higher earnings in the second and third quarters and lower earnings in the first and fourth quarters.

Interest rates and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease as higher interest rate provide reduced economic incentives for borrower's to refinance their existing mortgages. Due to changes in the interest rate environment over recent months, Bottomline's historical performance may not be indicative of results in future interest rate environments. Recent net losses by Bottomline may distort some ratios and financial statistics and may make period-to-period comparisons difficult.

Bottomline offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of all borrowers. These products include Fannie Mae eligible loans, alternate "A" loans, non- prime loans, home equity and second mortgage loans, construction loans and bridge loans. The Bottomline employee base of experience and expertise in numerous types of mortgages gives Bottomline the ability to provide a full product line in each division of its operations.

Bottomline's network of residential loan buyers allows it to identify specific loan features, to identify a loan buyer who will purchase loans with specific features and to select a buyer who will accept the lowest yield for loans with those features. As a result, Bottomline is able to offer a wide range of products that are well priced and that have many different features to suit a customer's needs.

Bottomline is presently handling the following types of loans:

         Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or the Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac). This product is limited to high quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration
         (VA). Bottomline has been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as a supervised lender of loans partially guaranteed by the VA, allowing Bottomline to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower credit worthiness, property value and property condition.

         Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $275,000 for single-family, one-unit mortgage loans in the continental United States). Bottomline offers Jumbo Loans with creative financing features, such as the pledging of security portfolios. Bottomline's Jumbo Loan program is geared to the more financially sophisticated borrower.

         Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate which fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to United States Treasury bill rates, regional or national average costs of funds of savings and loan associations, or similar widely published rates such as LIBOR. The period between the rate changes is called an adjustment period and may be every six months, one year, three years, five years or ten years. Some the ARM's offered by Bottomline may include payment caps, which limit the interest rate increase for each adjustment period.

         Alternate "A" Loans. From a credit risk standpoint, Alternate "A" Loan borrowers present a risk profile comparable to that of conforming loan borrowers, but present special underwriting considerations, such as a higher loan to value ratio or limited income verification.

         Non-Prime Mortgage Loans. The Non-Prime Mortgage Loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of Non-Prime Mortgage Loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. By originating mortgage loans to borrowers with higher credit risk, Bottomline is able to charge higher interest rates than would be charged for a conventional loan. Offering this category of mortgage loans on a limited basis allows Bottomline to provide loan products to borrowers with a variety of differing credit profiles.

         Home Equity and Second Mortgage Loans. These loans are generally secured by second liens on the real property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high credit profiles. Home equity lines generally provide for a 10 or 15 year draw period where the borrower withdraws needed cash and pays interest only, followed by a 10 to 20 year repayment period. Second Mortgage loans are fixed in amount at the time of origination and typically amortize over 10 to 25 years.

         Construction Loans. Bottomline offers a variety of construction loans for owner-occupied single-family residences. These loans are available on a rollover basis, meaning that the borrower can secure funding for the land purchase and construction of the home, then roll the financing over into a permanent mortgage loan. During the construction period, interest-only payments are made. Withdrawals during the construction period, to cover the costs associated with each stage of completion, are usually made in 5 to 7 disbursements. Bridge Loans. The Bridge Loans that Bottomline makes are short-term loans and may be used in conjunction with other loan products. Bridge Loans provide a means for a borrower to obtain cash based on the equity of a current home that is on the market but not yet sold and to use that cash to purchase a new home.

Government Regulation

The residential mortgage loan business is subject to the laws, rules and regulations of various federal, state and local government agencies regarding the origination, processing, underwriting, sale and servicing of such loans. These agencies would include, but not be limited to, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These laws, rules and regulations, among other things, limit the interest rates, finance charges and other fees that may be charged, require Bottomline to make extensive disclosure, prohibit discrimination and impose qualification and licensing obligations. These regulations also impose on us various reporting and net worth requirements. Bottomline is thus also subject to inspection by these government agencies. Our failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.

The lending involved with the retail mortgage loans handled by the Company also require compliance with Federal lending and credit regulations, including but not limited to, the Federal Truth-in-Lending Act and Regulation Z thereunder, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Homeownership and Equity Protection Act of 1994, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder, the Federal Debt Collection Practices Act, the Fair Credit Reporting Act of 1970 and the various state laws and regulations imposed by the various states in which the Company operates and conducts loan activity.

The Company is subject to audit requirement by the various federal and state agencies that regulate the type of loans involved in the Company's operations. To date, these audits have not revealed any material violations and the Company has not been subject to any sanction, limitation, or penalty as a result of this oversight. The internal controls and operations of the Company are designed to insure compliance with all of these regulations, preparation of all required documents and disclosures, compliance with limitations on interest rates and charges, all as dependent upon the particular location of a borrower.

Bottomline's current operations on the Internet are not presently subject to direct regulation by any government agency in the United States beyond mortgage-related regulations and regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of business on the Internet, including:

         o        user privacy,

         o        taxation,

         o        content,

         o        access charges,

         o        liability for third-party activities, and

         o        jurisdiction.

The adoption of new laws or the application of existing laws may decrease the use of the Internet, increase our costs or otherwise adversely affect our business.

Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for Bottomline to comply and could affect the way we conduct our business, which could adversely impact our results of operations. Although we believe we are currently in material compliance with the laws, rules and regulations to which we are subject, we cannot assure you that we are, or will be, in full compliance with applicable laws, rules and regulations.

If we cannot comply with those laws or regulations, or if new laws limit or eliminate some of the benefits of purchasing a mortgage, our business and results of operations may be materially adversely affected.

Competition

Bottomline's business of retail mortgage banking and origination of residential mortgage loans, especially in the emerging Internet marketplace for such loans is highly competitive. Established and new entities have entered this area and there is no reason to believe that additional operations will not enter the area in the future. Many of the existing competing entities in this field are larger than the Company, have greater resources, more experience, existing marketing programs and are using substantially similar modes of operation in conducting their business on a larger scale at the present time.

Employees

As of September 10, 2001 the Company had 14 full time employees.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its executive offices at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101. The building is owned by 200 South Los Robles-VEF V LLC, a nonrelated Limited Liability Company. The Company pays annual rent of $64,719 for the use of this 2,722 square foot office location.

ITEM 3.           LEGAL PROCEEDINGS

The majority owned subsidiary of the Company, Bottomline Mortgage, Inc. and Buster Williams, Jr., (president of both the Company and Bottomline Mortgage, Inc.) individually have been sued in the Superior Court of the State of California, County of San Diego, Case No. GIC 766622 in a case entitled Radoslav Kalla vs. Bottomline Mortgage, Inc., C & W Global Realty, Inc.; Buster Williams, Jr.; and Does 1 through 10, inclusive. The suit alleges that Bottomline

Mortgage, Inc. is obligated to Mr. Kalla in the sum of $180,000 for loans that have not been repaid to him on demand. The Defendants contested the venue of this matter and the court has recently ruled that venue is proper in San Diego County. The named defendants have filed their answer and are contesting the allegations of Mr. Kalla. It is their position that Mr. Kalla is an investor in Bottomline Mortgage, Inc., through his purchases of preferred stock and is thus not entitled to the damages and recovery sought by his suit.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted the following matters to its shareholders; a change of the corporate name from Cyberenergy, Inc. to Bottomline Home Loan, Inc. and an increase in the number of authorized shares of common stock from 100,000,000 to 500,000,000. Notice of these proposed changes were sent to all holders of voting securities (common stock) and approved by the affirmative consent of holders of in excess of 80% of the issued and outstanding shares of common stock. The final amendment to the Articles of Incorporation for the Company were filed with the Nevada Secretary of State's office on July 20, 2001. Schedule 14(c) filings were made to reflect this submission and final approval by the security holders of the Company.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company intends to file a Form 15c-(2)(11) in an effort to obtain a listing on the NASD over the counter bulletin board to create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive investment candidate. However, there is no guarantee that the Company will obtain a listing on the NASD over-the-counter bulletin board or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the NASD over the counter bulletin board is obtained.

Recent Sales of Unregistered Securities

         On or about April 25, 2001, and prior to his appointment as an officer of the Company, Buster Williams, Jr. entered into a Stock Purchase Agreement with the Company whereby he contracted to purchase 1,000,000 shares of the Company's restricted common stock for the cash price of $25,000. This purchase was approved by the Company's Board of Directors and this number of shares were issued to Mr. Williams and full payment for the shares was received. This sale was made in reliance on the exemptions from registration afforded by Section 4(2) of the 1933 Act.

         On June 26 , 2001, the Company signed a Stock Acquisition Agreement with Buster Williams, Jr., David Williams, Mei Chen, Caitlin Rabanera, Matt Morris, Sandra Jorgensen and Athena V. Killeen, for the purchase of 4,085,000 shares of Bottomline Mortgage, Inc. a California corporation. In exchange for the transfer of these shares and a 76% interest in this business and its operations the Company agreed to issue to the named selling shareholders 10,000,000 shares of its common stock. This transfer and sale represents 62% of the issued and outstanding shares of the common stock of the Company. This sale was made in reliance on the exemptions from registration afforded by Section 4(2) of the 1933 Act

         In a signed Stock Exchange Agreement the Company agreed that in exchange for 50,000 shares of the common stock of Torchmail Communications, Inc. the Company would issue 500,000 restricted shares of its common stock, this transaction was approved by the Board of Directors on June 28, 2001 and concluded shortly thereafter by issuing the 500,000 restricted shares of the Company's common stock to Torchmail and receiving in return 50,000 restricted shares of Torchmail Communications, Inc. common stock. This private stock sale was made in reliance on the exemptions from registration afforded by Section 4(2) of the 1933 Act

Record Holders

Bottomline Home Loan, Inc.'s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, of which 16,039,000 are issued and outstanding as of September 1, 2001. There is authorized preferred stock of 5,000,0000 shares, par value of $0.001, none of which is issued or outstanding and there are no options, warrants or other instruments convertible into shares outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations Bottomline Home Loan, Inc.

Revenues

The Company had $68 in interest revenue from for the six month period ended June 30, 2001, and had $64 in interest from inception through the period ended December 31, 2000.

Expenses

General and administrative expenses for the six month period ended June 30, 2001, were $28,933 and such expenses for the full year periods ended December 31, 2000 and 1999, were $5,263 and $20,898 respectively. General and administrative expenses for 2000 and 1999 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and minimal expenses for office and bank account administration. Additional expenses in 2001 were related to the acquisition of Bottomline Mortgage, Inc. and the related costs and audits required by that acquisition.

Losses

The Company had a net loss of $28,865 for the six month period ended June 30, 2001, compared to net losses of $5,199 and $20,898 for the periods ended December 31, 2000 and 1999. The Company's net loss for these periods were attributable to general and administrative expenses and the increases reflect the expenses related to the acquisition of Bottomline Mortgage, Inc. and related accounting, audit and reporting expenses arising from that acquisition.

Results of Operations Bottomline Mortgage, Inc.

Revenues and Expenses

Comparable information for the Company's majority owned subsidiary Bottomline Mortgage, Inc. show that for the fiscal year ending June 30, 2001 it had $1,330,275 in revenues and $1,743,756 for the fiscal year ending June 30, 2000. General and administrative expenses for the years ended June 30, 2001, and June 30, 2000, for Bottomline Mortgage, Inc. were respectively, $1,537,980 and $1,914,092, with depreciation expenses for those years in the amounts of $10,972 and $14,834. The reason for the decrease in both revenues and expenses from the year 2000 to 2001 is a result of the fluctuations in the interest rate market and its effect on the amount of business obtained by Bottomline.

Losses

Net loss for Bottomline Mortgage, Inc. for the year ended June 30, 2001 was $332,037 and for the year ended June 30, 2000 the net loss was $147,273. For the year ended June 30, 2001 other losses contributing to the net loss included a loss of $64,588 on the sale of securities, a $5,021 loss on asset disposal and unrealized losses of $51,101 on securities.

Liquidity and Capital Resources of Bottomline Home Loan, Inc.

The Company is currently authorized to issue 500,000,000 shares of common stock, of which 16,039,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of September 1, 2001. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the fiscal year ending June 30, 2002. The Company anticipates that its major shareholders and/or the revenue generated from its current operations will contribute sufficient funds to satisfy the cash needs of the Company through the fiscal year ending June 30, 2002. However, there can be no assurances to that effect as the Company's need for capital may change dramatically during that period.


ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended June 30, 2001 are attached hereto as F-1 through F-10.

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)

                                Table of Contents


                                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .  1

Consolidated Balance Sheet - June 30, 2001 . . . . . . . . . . . . . . . . 2-3

Statements of Stockholders' Equity for the six month and one
year periods ended June 30, 2001 and December 31, 2000 . . . . .            4

Statements of Operations for the six month and one year periods
ended June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . .    5

Statements of Cash Flows for the six month and one year
periods ended June 30, 2001 and December 31, 2000 . . . . . . . . .         6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .7-12

                       (Letterhead of Mantyla McReynolds)
                         5872 South 900 East, Suite 250
                            Salt Lake City, UT 84121

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.)
Pasadena, California

We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.), and consolidated subsidiary, as of June 30, 2001, and the related statements of stockholders' equity, operations, and cash flows for the six month and one year periods ended June 30, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.), and consolidated subsidiary, as of June 30, 2001, and the results of operations and cash flows for the six month and one year periods ended June 30, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's history of operating losses raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are described in note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Mantyla McReynolds
                                 -----------------------------
                                 Mantyla McReynolds
August 27, 2001
Salt Lake City, Utah

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                           Consolidated Balance Sheet
                                  June 30, 2001


                                                                 June 30,
                                                                   2001
                                                             -----------------
ASSETS

   Current Assets
      Cash                                                   $          41,672
      Marketable securities - trading - Notes 1 & 4                     67,200
      Debt securities - trading - Note 5                             1,717,850
      Note receivable - current portion                                    210
          Total Current Assets                                       1,826,932

   Fixed Assets
      Furniture and equipment - Note 1                                  80,252
      Accumulated depreciation                                         (41,261)
          Net Fixed Assets                                              38,991

   Other Assets
      Note receivable net of current portion                            19,923
      Note receivable - related party - Note 2                          86,017
      Other investments                                                 12,500
      Deposits                                                           5,172
          Total Other Assets                                           123,612

TOTAL ASSETS                                                 $       1,989,535
                                                             =================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                           Consolidated Balance Sheet
                                   (continued)
                                  June 30, 2001

                                                                                            June 30,
                                                                                              2001
                                                                                        -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable and accrued expenses                                             $          48,204
      Warehouse line of credit - Note 6                                                         1,651,944
      Income tax payable - Notes 1 & 3                                                                800
      Notes payable - current portion - Note 7                                                     22,877
          Total Current Liabilities                                                             1,723,825

   Long-Term Liabilities
      Notes payable - net of current portion - Note 7                                              14,092
          Total Long-Term Liabilities                                                              14,092
                                                                                        -----------------

TOTAL LIABILITIES                                                                               1,737,917

MINORITY INTEREST                                                                                  57,451

STOCKHOLDERS' EQUITY
      Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding          0
      Common stock - 100,000,000 shares authorized at $0.001  par;
      16,039,000 shares issued and outstanding - Note 8                                            16,039
      Paid in capital                                                                             234,090
      Retained earnings (deficit)                                                                 (55,962)
TOTAL STOCKHOLDERS' EQUITY                                                                        194,167
                                                                                        -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                    $       1,989,535
                                                                                        =================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                       Statements of Stockholders' Equity
           for the six month and one year periods ended June 30, 2001 and December 31, 2000


                                     Number of       Number of                                Additional   Retained           Total
                                     Preferred          Common    Preferred       Common       Paid-in     Earnings   Stockholders'
                                        Shares          Shares        Stock        Stock       Capital    (Deficit)          Equity
                                   ----------- ---------------  -----------  -----------  ------------ ------------ ---------------
Balance, December 31, 1999                   0       5,542,000  $         0  $     5,542   $    30,878  $  (21,898) $        14,522
Net income (loss) for year                                                                                  (5,199)          (5,199)
Balance, December 31, 2000                   0       5,542,000            0        5,542        30,878     (27,097)           9,323
Repurchase common shares for cash                   (1,000,000)                   (1,000)       (5,000)                      (6,000)
Issued common shares for cash                        1,000,000                     1,000        24,000                       25,000
Issued common shares for asset                         500,000                       500        12,000                       12,500
Issued common shares for subsidiary                 10,000,000                    10,000       172,209                      182,209
Canceled shares                                         (3,000)                       (3)            3                            0
Net income (loss) for period                                                                               (28,865)         (28,865)
                                   ----------- ---------------  -----------  -----------  ------------ ------------ ----------------
Balance, June 30, 2001                       0      16,039,000  $         0  $    16,039   $   234,090   $ (55,962) $       194,167
                                   =========== ===============  ===========  ===========  ============ ============ ===============













                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                            Statements of Operations
           for the six month and one year periods ended June 30, 2001 and December 31, 2000


                                                Six months       Year ended
                                               ended June 30,    December 31,
                                                   2001            2000
                                             --------------    -------------
Revenues                                     $            0    $          0

Expenses
   SG&A expenses                                     28,933           5,263
                                             --------------    ------------
      Total expenses                                 28,933           5,263
                                             --------------    ------------
          Net income (loss) from operations         (28,933)         (5,263)

Other income (expense)
   Interest income                                       68              64
                                             --------------    ------------
          Total other income (expense)                   68              64
                                             --------------    ------------
Income (loss) before tax                            (28,865)         (5,199)
Provision for income taxes - Notes 1 & 3                  0               0
                                             --------------    ------------
Net income (loss)                            $      (28,865)   $     (5,199)
                                             ==============    ============


Net income (loss) per common share           $        (0.01)   $      (0.01)

                                             ==============    ============
Weighted average shares outstanding               5,551,807       5,542,000
                                             ==============    ============











                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                            Statements of Cash Flows
           for the six month and one year periods ended June 30, 2001 and December 31, 2000

                                                                            Six months         Year ended
                                                                            ended June        December 31,
                                                                               30,                2000
Cash Flows from Operating Activities:                                          2001
-------------------------------------
                                                                        ------------------ ------------------
Net Income (loss)                                                       $          (28,865)   $        (5,199)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Increase (decrease) in accounts payable                                            801                391
       Net Cash Provided by/(Used for) in Operating  Activities                    (28,064)            (4,808)

Cash Flows from Investing Activities:

       Net Cash Provided by/(Used for) Investing Activities                              0                  0

Cash Flows from Financing Activities:
------------------------------------
    Issued stock for cash                                                           25,000
    Redeemed stock for cash                                                         (6,000)
    Cash acquired in business combination                                           40,184
    Decrease in stock subscription receivable                                                          15,360
              Net Cash Provided by/(Used for) Financing Activities                  59,184             15,360

                    Net Increase(decrease) in Cash                                  31,120             10,552

Beginning Cash Balance                                                              10,552                  0
                                                                        ------------------   ----------------

Ending Cash Balance                                                     $           41,672   $         10,552
                                                                        ==================   ================

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $                0   $              0
  Cash paid during the year for income taxes                            $                0   $              0









                 See accompanying notes to financial statements

                           Bottomline Home Loan, Inc.
                          Notes to Financial Statements
                  For the Six Month Period Ending June 30, 2001



NOTE 1            Summary of Significant Accounting Policies
                  ------------------------------------------

         Nature of Operations

         The Company incorporated under the laws of the State of Nevada on February 15, 1996 as CyberEnergy, Inc. The name of the company was changed to Bottomline Home Loan, Inc. on May 4, 2001. The Company was a development state company until June 27, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc., (SUB). The transaction was accounted for using the purchase method. SUB assists individuals, brokers and others in obtaining long term trust deed (mortgage) financing. SUB processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena California. Loan applications are also solicited and received at SUB's office locations in Salt Lake City Utah, Phoenix Arizona, and San Marcos Texas. SUB is a non-supervised mortgagee, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

         Accounting Method

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

         Principles of Consolidation

         The accompanying consolidated balance sheet includes the accounts of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.) and its 76% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated. Because the subsidiary was acquired at substantially the end of the period, none of the revenues, expenses or cash flows of the subsidiary are presented in these financial statements.

         Statement of Cash Flows

         Cash is comprised of cash on hand or on deposit in banks. The Company had $41,672 and $10,552 at June 30, 2001 and December 31, 2000. The
         Company's non cash financing activities consisted of 500,000 common shares issued for restricted stock valued at $12,500 and 10,000,000 common shares issued for 76% of the outstanding shares of SUB valued at $182,209 during the six months ended June 30, 2001. At times during the year the Company maintains more than $100,000 in one bank. Cash is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Funds in excess of $100,000 are not insured by the FDIC or

                           Bottomline Home Loan, Inc.
                          Notes to Financial Statements
                  For the Six Month Period Ending June 30, 2001

         any other Federal agency. As of the balance sheet date the company had less than $100,000 in any one bank.

         Deferred Income Taxes

         The Company has adopted Statement of Financial Accounting Standard
         (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note 3 below.

         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the period.

         Depreciation

         The Company's furniture and equipment is depreciated using primarily the straight-line method over useful lives of five to seven years. The Company had no depreciation expense for the periods ended June 30, 2001 and December 31, 2000.

         Use of Estimates

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

         Contingent Rights

         The Company has entered into certain loan repurchase agreements with investors to which mortgage backed loans are sold. If the borrowers of these loans fail to make payments or irregularities are noted, the Company may be required to repurchase these loans. If this were to occur the Company would be severely impacted. SUB incurred loan repurchase expenses of $46,967 and $98,750 during the years ended June 30, 2001 and 2000. No provision has been included in the financial statements for future loan repurchases.

         Marketable Securities

         The Company has classified its marketable securities as "trading" securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Trading securities are stated at fair value, with unrealized gains and losses reported as a separate portion of other income

                           Bottomline Home Loan, Inc.
                          Notes to Financial Statements
                  For the Six Month Period Ending June 30, 2001

         (expense) in the statements of operations. Marketable securities - trading at June 30, 2001 were valued at $67,200. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant and permanent impairment in value. Gains and losses on sales of securities are determined using the average cost method.

         Revenue Recognition

         The Company recognizes revenues and offsetting costs and expenses at the time it funds mortgage backed loans. Revenues are computed as purchase commitments received from investor group less amounts funded to borrowers.

         Fiscal Year

         The Company recently adopted June 30 as its fiscal year end. Previous financial statements of the Company have been issued based on a December 31 fiscal year end.

NOTE 2            Related Party Transactions

         In August 1999, SUB advanced $75,900 to an officer/director in exchange for a note secured by a third deed of trust on his personal residence. The note bears interest at 7% and requires no monthly payments. Principal and interest are due on July 4, 2009. Interest accrued on the note but not paid totals $5,313 and $4,804 for the years ended June 30, 2001 and 2000.

NOTE 3            Accounting for Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has net operating loss carryforwards of $54,000 and $26,000 at June 30, 2001 and December 31, 2000 that will begin to expire in 2019. No deferred tax benefit has been recorded because management has determined that it is not likely that the benefit of the carryforward will be realized due to substantial change in ownership. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance in the same amount. The table below reflects changes in the valuation allowance for the period ended June 30, 2001. Income taxes payable of $800 at June 30, 2001 represent minimum taxes payable by SUB to the State of California. The Company and SUB are not consolidated for income tax purposes.


                  Change in valuation allowance          Valuation
                                                         Allowance
-------------------------------------------------  ----------------------
12-31-2000 NOL $26,000 @ 15%                       $                3,900
Operating loss of $29,000 for year @ 15%                            4,350
6-30-2001 NOL $55,000 @ 15%                        $                8,250
                                                   ======================

                           Bottomline Home Loan, Inc.
                          Notes to Financial Statements
                  For the Six Month Period Ending June 30, 2001

NOTE 4            Marketable Securities

         Marketable securities are equity securities held in a single brokerage account and are shown at fair value at the balance sheet date net of margin payable. Net unrealized holding losses of $51,101 and $1,974 have been recorded by SUB for the years ended June 30, 2001 and 2000.

NOTE 5            Debt Securities

         The Company's debt securities are comprised of mortgaged backed securities originated and funded by the Company and are secured primarily by first or second trust deeds on residential real property. The securities typically have contractual maturities in excess of 10 years, have originated within 60 days of the balance sheet date and are stated at fair value based on purchase commitments from mortgage investor groups prior to funding. At June 30, 2001 debt securities - trading were valued at $1,717,850, and had face value of $1,685,786.

NOTE 6            Warehouse Line of Credit

         The Company has a $2,000,000 line of credit that bears interest at 1% above the bank's reference rate. The line is used exclusively to fund pre-sold and pre-approved mortgage loans. The line is paid down when loans are sold to investor groups, and each funding must be repaid within 60 days. The line is secured by the Company's mortgage backed debt securities. At June 30, 2001 the warehouse line of credit amounted to $1,651,944.

NOTE 7            Debt

         The Company has the following long term debts:

         Bank loan in the amount of $29,465 bearing interest of 14.5%, monthly payments of $1,281 plus interest, maturity of May 2003, unsecured.

         Capital lease obligation in the amount of $7,504 with imputed interest of $21%, monthly payments of $1,135, maturity of February 2002, secured by furniture and equipment.

         Maturities of long term debt are as follows:

Year ended June 30                                                  Amount
--------------------------------------------------------------------------
2002                                                                22,877
2003                                                                14,092
2004                                                                     0

                           Bottomline Home Loan, Inc.
                          Notes to Financial Statements
                  For the Six Month Period Ending June 30, 2001

NOTE 8            Equity Transactions

         During the six month period ended June 30, 2001 the Company repurchased 1,000,000 common shares for $6,000 cash and issued 1,000,000 common shares for $25,000 cash. On June 27, 2001 the Company issued 10,000,000 common shares to acquire 76% of the outstanding stock of Bottomline Mortgage, Inc. On June 28, 2001 the Company issued 500,000 common shares in exchange for 50,000 restricted shares of Torchmail Communications (TOCH), valued at $12,500.

NOTE 9            Contingencies

         On May 1, 2001 a minority shareholder of SUB filed suit against SUB alleging failure of SUB to repay a claimed loan of $180,000. Plaintiff seeks to recover general and special damages in an unspecified amount together with punitive damages and court costs. Discovery and trial preparation has not yet begun, no trial date has been set, nor has SUB filed an answer in the case. Management disputes the claims made and plans to vigorously contest the matter. Based solely on the allegations of the plaintiff, an adverse judgment could result in a loss in the range of $300,000. No opinion can reasonably be given as to the outcome of the suit and no loss or liability has been accrued in the financial statements. It is reasonably possible that this estimate could change within the next year, which change would have a material effect on the financial statements.

NOTE 10           Going Concern

         The Company has suffered operating losses since inception. SUB has also suffered operating losses in recent years and its adjusted net worth has fallen below the $250,000 required to continue as a non-supervised mortgagee under HUD guidelines. These facts lend substantial doubt about the Company's ability to continue as a going concern. Managements plans include expanding its market area to increase revenues and obtaining additional equity financing. If management is unsuccessful in these plans the Company may have to significantly change the type of business it does or cease operations. The financial statements contain no adjustments that might result from the outcome of this uncertainty.

NOTE 11           Concentrations

         The Company is involved in the real estate loan market. Fluctuations in interest rates or other market conditions within the real estate loan market may have a significant effect on the volume of business and profitability of the Company.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On June 19, 2001, Bottomline Home Loan, Inc. terminated its relationship with Jones, Wright Simkins and Associates ("Jones"), the principal accountant previously engaged to audit the Company's financial statements. Effective June 14, 2001, the Company retained Mantyla McReynolds ("Mantyla") as the principal accountants to replace Jones. The Company's board of directors approved the change of accountants from Jones to Mantyla.

The audit reports of Jones on the Company's financial statements for the fiscal year ending December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

On September 19, 2001 Mantyla McReynolds of Salt Lake City ("Mantyla"), the principal accountant engaged to audit the Company's financial statements informed Bottomline Home Loan, Inc. (the "Company") that it was resigning from that position effective immediately.

The audit reports of Mantyla on the Company's financial statements for the fiscal year ending June 30, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports contained a going concern uncertainty paragraph.

In connection with the audits of the fiscal year ending June 30, 2001, and up to September 19, 2001, the date of Mantyla's resignation, the Company had no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Mantyla to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following individuals constitute the Company's Executive Officers and Directors as of September 15, 2001.

         Name                          Age       Position

         Buster Williams, Jr.          48        President and Director
         David Williams                26        Director


Buster Williams, Jr.: founded Bottomline Mortgage, Inc. in 1989 and has served as its Chairman of the Board and Chief Executive Officer since that time. He was also the largest shareholder until he sold his interest to Bottomline Home Loan, Inc. His responsibilities with Bottomline Home Loan, Inc. include strategic planning for the company as well as overseeing the day to day operations. Prior to his employment with Bottomline Mortgage Inc. Mr. Williams was a licensed real estate broker, general contractor, appraiser and developer of real estate over a 25 year period of time. For the three years from 1986 to 1989 he managed the real property division of the Department of Economic Security of the State of Arizona with 300+ facilities and a monthly budget of over $15 million dollars.

David Williams: has been employed at Bottomline Mortgage Inc. since 1997. He currently manages secondary marketing and production areas. From early 1995 to 1997, David served as a property manager for Carlton Business Park, involved in the management of a 250,000 square feet of office/warehouse space in the Phoenix Metropolitan area. He holds a B.S. in Business Administration with a major in Real Estate and Finance from Arizona State University.

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of the Company, fiscal years ended December 31, 1999 or 2000 or for the six month period ended June 30, 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, a prior officer of the Company during the fiscal years ended December 31, 1999 or 2000 or for the six month period ended June 30, 2001. The Company, as of the filing date, has issued Richard Surber a total of 2,000,000 Shares for his services to the Company valued at $2,000. As of June 30, 2001 the Company had not paid any compensation to the current officers and directors. There is currently no policy in place that prevents the Company from compensating current or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

The Company has no agreement or understanding, express or implied, with any officer, director or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. No advances have been made or contemplated by the Company to its officers or any of its principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                               Long Term Compensation
                           -------------------------------------------   -----------------------------------------------------------
                                                                                    Awards                          Payouts
                                                                         ------------------------------    -------------------------
                                                                                          Securities
                                                                         Restricted       Underlying
                                                        Other Annual        Stock          Options            LTIP        All Other
   Name and Principal              Salary     Bonus     Compensation      Award(s)           SARs           payouts     Compensation
        Position           Year      ($)       ($)           ($)             ($)             (#)              ($)            ($)
                           ----    --------   -------  ---------------   -------------    -------------    -----------  ------------
Richard D. Surber          2001           0         -                -               -                -              -           -
Secretary, Treasurer and   2000           0         -                -          $2,000                -              -           -
Director                   1999           0         -                -               -                -              -           -


As officers of Bottomline Mortgage, Inc. Buster Williams, Jr., President and CEO of Bottomline was paid a salary of $38,540 for the calendar years ending December 31, 2000 and 1999 and was paid $45,920 for the six month period ending June 30, 2001, David J. Williams, Senior Vice-President, Operations was paid a salary of $15,700 for the calendar years ending December 31, 2000 and 1999 and was paid $7,700 for the six month period ending June 30, 2001.

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of July 31, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of July 31, 2001, there were 16,039,000 shares of common stock issued and outstanding.

                           As of the date of this Information Statement
 Title of Class          Name and Address                          Nature  of              Amount of          Percent of class
                                                                   Ownership               Ownership
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            Axia Group, Inc.                                   Direct               2,000,000                   12.5%
($0.001) par            268 West 400 South, Suite 300
value                   Salt Lake City, Utah 84101
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            Buster Williams(4)                                 Direct               6,843,330                   42.7%
($0.001) par            200 S. Los Robles Ave, #230
value                   Pasadena, CA 91101                               Indirect              293,757(1)                    1.8%
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            David Williams(5)                                  Direct               2,504,285                   15.6%
($0.001) par            200 S. Los Robles Ave., #230
value                   Pasadena, CA 91101                               Indirect              257,037(2)                    1.6%
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            Richard Surber                                     Direct               1,000,000                    6.2%
($0.001) par            268 West 400 South, #300
value                   Salt Lake City, Utah 84101                       Indirect            2,000,000(3)                   12.5%
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            All Officers and Directors                                              9,898,409                   61.7%
($0.001) par            as a Group, including direct
value                   and indirect control

(1) Shares held by Mei Chen the spouse of Buster Williams
(2) Shares held by Caitlin Rabanera the spouse of David Williams
(3) Richard Surber is the President of Axia Group, Inc.
(4) Buster Williams, Jr. is the President and a Director of the Company and the father of David Williams
(5) David Williams is a Director of the Company and the son of Buster
    Williams, Jr.

                                       11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1999, the Company issued 2,000,000 shares of Common Stock to Richard Surber (2,000,000), valued at par ($0.001) for services rendered pursuant to Rule 701 of the Securities Act of 1933. Mr. Surber was the President and Director of the Company and of Axia Group, Inc., a 12.5% shareholder and former parent of the Company. On April 25th, 2001, the Company entered into a Stock Purchase Agreement with Richard Surber wherein the Company purchased 1,000,000 shares of its common stock at a total purchase price of $6,000, thereby reducing Mr. Surber's ownership in the Company to 1,000,000 shares of common stock or 6.2% of the presently issued and outstanding shares.

In August 1999, Bottomline advanced $79,500 to Buster Williams, Jr. in exchange for a note secured by a third Deed of Trust on his personal residence. See note 2 to the financial statements for details of the loan terms.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-KSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.

         On June 28, 2001, the company filed a form 8-K in which the company changed independent auditors from Jones, Wright, Simpkins and Assoc. to Mantyla McReynolds, an amended 8-K/A was filed on July 7, 2001 to amend the original filing.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 21day of September, 2001.

                                        Bottomline Home Loan, Inc.


                                          /s/ Buster Williams, Jr.
                                        ------------------------------------
                                        Name: Buster Williams, Jr.
                                        Title: President and CEO

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                  Date

 /s/ Buster Williams, Jr.  President, CEO and Director    September 21, 2001
--------------------------
Buster Williams, Jr.


 /s/ David Williams        Director                       September 21, 2001
--------------------------
David Williams



















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                  INDEX TO EXHIBITS

Exhibit      Page
No.          No.      Description

3(i)         *      Articles of Incorporation of Cyberenergy, Inc., a Nevada
                    corporation, filed with the State of Nevada on February 15, 1996.

3(ii)        *      Amendment to the Articles of Incorporation of Cyberenergy,
                    Inc., a Nevada corporation, filed with the State of Nevada on December 15, 1999.

3(ii)        15     Amendment to the Articles of Incorporation of Cyberenergy,
                    Inc., a Nevada corporation, filed with the State of Nevada on July 20, 2001, to change the corporation's name to Bottomline Home Loan, Inc. and increase the number of authorized shares of common stock to 500,000,000.

3(iii)       *      By-laws of the Company adopted on December 31, 1999.

4            *      Employee Benefit Plan adopted on December 14, 1999.


                      MATERIAL CONTRACTS

10(i)(a)     16     Stock Purchase Agreement between the Company and Buster
                    Williams, Jr., dated April 25, 2001 for the purchase of 1,000,000 shares of common stock for the cash price of $25,000.

10(i)(b)     21     Stock Acquisition Agreement between the Company and Buster
                    Williams, Jr., David Williams, Mei Chen, Caitlin Rabanera,
                    Matt Morris, Sandra Jorgensen and Athena V. Killeen for the acquisition of 4,085,000 shares of Bottomline Loan, Inc. in exchange for 10,000,000 shares of the company's common stock.

10(i)(c)     31     Stock Exchange Agreement between the Company and Torchmail
                    Communications, Inc. whereby the Company exchanged 500,000 restricted shares of its common stock for 50,000 restricted shares of Torchmail Communications, Inc.'s restricted common stock.

23           37     Consents of Auditor

* Incorporated by reference from Form 10-SB filed August 30, 2000.

                              ARTICLES OF AMENDMENT
                                     TO THE
                          ARTICLES OF INCORPORATION OF
                                CYBERENERGY, INC.

Pursuant to Section 78.320 of the Nevada Revised Statutes, the undersigned persons, desiring to amend the Articles of Incorporation of Cyberenergy, Inc., under the laws of the State of Nevada, do hereby sign, verify, and deliver to the Office of the Secretary of State of the State of Nevada this Amendment to the Articles of Incorporation for the above-named company (hereinafter referred to as the "Corporation"):

  Pursuant to the provisions of Section 78.320, the amendment contained herein was duly approved and adopted by a majority of shareholders and by the board of directors of the Company.

  FIRST: The Articles of Incorporation of the Corporation were first filed and approved by the Office of the Secretary of State of the State of Nevada on February 15, 1996

  SECOND: The following amendment to change the name of the Corporation to BOTTOMLINE HOME LOAN, INC. was adopted by 14,000,000 shares, or 90%, of the 15,539,000 issued and outstanding shares of common stock entitled to approve such amendments.

THIRD: Article First of the Articles of Incorporation of the Corporation is amended and stated in its entirety to read as follows:

"FIRST: The name of the Company shall be BOTTOMLINE HOME LOAN, INC.

  FOURTH: Article Fourth of the Articles of Incorporation of the Corporation is amended and state in its entirety to read as follows:

  "FOURTH. The stock of the corporation is divided into two classes: (1) common stock in the amount of Five Hundred Million (500,000,000) having par value of $0.001 each, and (2) preferred stock in the amount of Five Million (5,000,000) shares having par value of $0.001 each. The Board of Directors shall have the authority, by resolution or resolutions, to divide the preferred stock into more than one class of stock or more than one series of any class, to establish and fix the distinguishing designation of each such series and the number of shares thereof (which number, by like action of the Board of Directors, from time to time thereafter, may be increased, except when otherwise provided by the Board of Directors in creating such series, or may be decreased, but not below the number of shares thereof then outstanding) and, within the limitations of applicable law of the State of Nevada or as otherwise set forth in this Article, to fix and determine the relative voting powers, designations, preferences, limitations, restrictions and relative rights of the various classes or stock or series thereof and the qualifications, limitations or restrictions such rights of each series so established prior to the issuance thereof. There shall be no cumulative voting by shareholders."

DATED this 4thday of May, 2001.
    /s/ Richard D. Surber
----------------------------------
Richard D. Surber, President, Secretary and Director

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

3. All instruments and documents delivered to Cyberenergy pursuant to the provisions hereof shall be reasonably satisfactory to Cyberenergy's legal counsel.

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

  Buster Williams, Jr.                   Cyberenergy, Inc.,
                                                  a Nevada corporation


      /s/ Buster Williams, Jr.           By:       /s/ Richard D. Surber
  ----------------------------                --------------------------
  Buster Williams, Jr.                         Name: Richard D. Surber
                                                  Its: President

                           STOCK ACQUISITION AGREEMENT


                                     BETWEEN


                                Cyberenergy, Inc.

                                       AND

                 Buster Williams, Jr., David Williams, Mei Chen
                 Caitlin Rabanera, Matt Morris, Sandra Jorgensen
                              and Athena V. Killeen

                              ACQUISITION AGREEMENT
                                TABLE OF CONTENTS

Purchase and Sale............................................................2

Purchase Price...............................................................2

Warranties and Representations of Shareholders...............................2

Warranties and Representations of Cyberenergy................................4

Term.........................................................................5

The Common Shares............................................................5

Conditions Precedent to Closing..............................................6

Termination..................................................................6

Exhibits.....................................................................7

Miscellaneous Provisions.....................................................7

Closing......................................................................7

Governing Law................................................................7

Counterparts.................................................................7

                           STOCK ACQUISITION AGREEMENT

THIS ACQUISITION AGREEMENT dated May   , 2001, by, between and among
Cyberenergy,Inc., a Nevada Corporation ("Cyberenergy"), and Buster Williams, Jr., David Williams, Mei Chen Caitlin Rabanera, Matt Morris, Sandra Jorgensen and Athena V. Killeen, all individual shareholders of Bottomline Mortgage, Inc., ("Shareholders").

  WHEREAS, Cyberenergy desires to acquire through the issue of its common stock the common stock in Bottomline Mortgages, Inc. held by Shareholders; and

  WHEREAS, Shareholders desires to sell and Cyberenergy desires to purchase all of the common stock of Bottomline Mortgage, Inc. owned or held by Shareholders on the terms and conditions set forth herein;

  NOW, THEREFORE, in consideration of the mutual covenants, agreements, representations, and warranties herein contained, the parties hereby agree as follows:

IV. Purchase and Sale. Shareholders hereby agree to sell, transfer, assign, and convey to Cyberenergy, and Cyberenergy hereby agrees to purchase and acquire from Shareholders, one hundred percent of the ownership interest in the common stock of Bottomline Mortgage, Inc. held or owned by Shareholders as set forth in Exhibit "A" hereto labeled as Transfer Shares and these items and interests shall hereinafter be referred to as "The Transfer Shares".

V. Purchase Price. The aggregate purchase price to be paid to Shareholders for The Transfer Shares shall be Ten Million (10,000,000) shares of the common stock of Cyberenergy, which shall be transferred to Shareholders on a pro-rata basis at the time of closing.

VI. Warranties and Representations of Shareholders. In order to induce Cyberenergy to enter into the Agreement and to complete the transaction contemplated hereby, Shareholders warrants and represents to Cyberenergy that:

A. Organization and Standing. Bottomline Mortgage, Inc. ("Bottomline") is a corporation duly organized, validly existing, and in good standing under the laws of the State of California, is qualified to do business as a foreign corporation in every other state or jurisdiction in which it operates to the extent required by the laws of such states and jurisdictions, and have full power and authority to carry on its business as now conducted and to own and operate its assets, properties, and business No changes to Bottomline's Certificate of Incorporation, amendments thereto and By laws of Bottomline will be made before the Closing.

B. Taxes. Bottomline has filed all federal, state, and local income or other tax returns and reports that it is required to file with all governmental agencies, wherever situate, and has paid or accrued for payment all taxes as shown on such returns, such that a failure to file, pay, or accrue will not have a material adverse effect on Bottomline.

C. Pending Actions. There are no material legal actions, lawsuits, proceedings or investigations, either administrative or judicial, pending or to the knowledge of Shareholders threatened, against or affecting Bottomline, except as disclosed in writing to Cyberenergy. Bottomline is not in violation of any law, material ordinance, or regulation of any kind whatever, including, but not limited to laws, rules and regulations governing the sale of its products, the '33 Act, the Securities Exchange Act of 1934, as amended (the "34 Act") the Rules and Regulations of the U.S. Securities and Exchange Commission ("SEC"), or the Securities Laws and Regulations of any state.

D. Governmental Regulation. Bottomline holds the licenses and registrations set forth on Exhibit "E" hereto from the jurisdictions set forth therein, which licenses and registrations are all of the licenses and registrations necessary to permit the Corporation to conduct its current business. All of such licenses and registrations are in full force and effect, and there are no proceedings, hearings, or other actions pending that may affect the validity or continuation of any of them. No approval of any other trade or professional association or agency of government other than as set forth on Exhibit "E" is required for any of the transactions effected by this Agreement, and the completion of the transactions contemplated by the Agreement will not, in and of themselves, affect or jeopardize the validity or continuation of any of them.

E. Ownership of Assets. Shareholders have a good, marketable title, without any liens or encumbrances of any nature whatever, to The Transfer Shares to be transferred to Cyberenergy.

F. Corporate Records. All of Bottomline's books and records, including, without limitation, its books of account, corporate records, minute book, stock certificate books and other records of Bottomline are up-to-date, complete and reflect accurately and fairly the conduct of its business in all material respects since its date of incorporation.

G. No Misleading Statements or Omissions. Neither the Agreement nor any financial statement, exhibit, schedule or document attached hereto or presented to Cyberenergy in connection herewith, contains any materially misleading statement, or omits any fact or statement necessary to make the other statements or facts therein set forth not materially misleading.

H. Validity of the Agreement. All corporate and other proceedings required to be taken by Bottomline and Shareholders in order to enter into and to carry out the Agreement have been duly and properly taken. No corporate or other action on the part of Bottomline is required in connection with this Agreement, or the transaction contemplated herein. The execution and delivery of the Agreement, and the carrying out of its purposes, will not result in the breach of any of the terms or conditions of, or constitute a default under or violate Bottomline's Certificate of Incorporation or document of undertaking, oral or written, to which Bottomline or Shareholders is a party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule, or regulation of any court, regulatory agency or other governmental body; and the business now conducted by Bottomline can continue to be so conducted after completion of the transaction contemplated hereby.

I. Enforceability of the Agreement. When duly executed and delivered, the Agreement and the Exhibits hereto which are incorporated herein, and made a part hereof, are legal, valid, and enforceable by Cyberenergy and Shareholders according to their terms, except to the extent limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws relating to or affecting generally the enforcement of creditors rights and that at the time of such execution and delivery, Cyberenergy will have acquired title in and to The Transfer Shares free and clear of all claims, liens, and encumbrances.

J. Access to Books and Records. Cyberenergy has been granted full and free access to the books of Bottomline during the course of this transaction prior to Closing.

     Bottomline's Financial Statements. Bottomline's Balanc Sheet and Profit and Loss statement for the year, attached hereto as Exhibit "H", accurately describe Bottomline's financial position as of the dates thereof, in accordance with applicable legal and accounting requirements.

VII. Warranties and Representations of Cyberenergy. In order to induce Shareholders to enter into the Agreement and to complete the transaction contemplated hereby, Cyberenergy warrants and represents to Shareholders that:

A. Organization and Standing. Cyberenergy is a corporation duly organized, validly existing and in good standing under the laws of the state of Nevada, is qualified to do business as a foreign corporation in every other state in which it operates to the extent required by the laws of such states, and has full power and authority to carry on its business as now conducted and to own and operate its assets, properties, and business.

B. No Pending Actions. There are no legal actions, lawsuits, proceedings or investigations, either administrative or judicial, pending or threatened, against or affecting Cyberenergy, or against any of Cyberenergy's officers or directors and arising out of their operation of Cyberenergy, except as set forth in its audited financial statements as attached hereto. Cyberenergy has been in compliance with, and has not received notice of violation of any law, ordinance, or regulation of any kind whatever, including, but not limited to, the '33 Act, the '34 Act, the Rules and Regulations of the SEC or the Securities Laws and Regulations of any state.

C. Corporate Records. All of Cyberenergy's books and records, including without limitation, its book of account, corporate records, minute book, stock certificate books and other records are up-to-date, complete, and reflect accurately and fairly the conduct of its business in all respects since its date of incorporation.

D. No Misleading Statements or Omissions. Neither the Agreement nor any financial statement, exhibit, schedule, or document attached hereto or presented to Shareholders in connection herewith contains any materially misleading statement, or omits any fact or statement necessary to make the other statements of facts therein set forth not materially misleading.

E. Validity of the Agreement. All corporate action and proceedings required to be taken by Cyberenergy in order to enter into and to carry out the Agreement have been duly and properly taken. The Agreement has been duly executed by Cyberenergy, and constitutes a valid and binding obligation of Cyberenergy. The execution and delivery of the Agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, or constitute a default under or violate, Cyberenergy's Certificate of Incorporation or By-Laws, or any agreement, lease, mortgage, bond, indenture, license or other document or undertaking, oral or written, to which Cyberenergy is a party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule or regulation of any court regulatory agency or other governmental body.

F. Enforceability of the Agreement. When duly executed and delivered, the Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by Shareholders according to their terms, and that at the time of such execution and delivery, Cyberenergy will have acquired good, marketable title in and to The Transfer Shares acquired pursuant hereto, free and clear of all liens and encumbrances

VIII. Term. All representations, warranties, covenants and agreements made herein and in the exhibits attached hereto shall survive the execution and delivery of the Agreement and payment pursuant thereto.

IX. The Common Shares. All of the Cyberenergy Common Shares shall be validly issued, fully-paid and non-assessable shares of Cyberenergy Common Stock, with full voting rights, dividend rights, and the right to receive the proceeds of liquidation, if any, as set forth in Cyberenergy's Articles of Incorporation.

X.   Conditions Precedent to Closing.

A. The obligations of Shareholders under the Agreement shall be and are subject to fulfillment, prior to or at the Closing of each of the following conditions:

     1. That Cyberenergy and it's management's representations and warranties contained herein shall be true and correct at the time of closing date as if such representations and warranties were made at such time;

     2. That Cyberenergy and its management shall have performed or complied with all agreements, terms and conditions required by the Agreement to be performed or complied with by them prior to or at the time of Closing;

B. The obligations of Cyberenergy under the Agreement shall be and are subject to fulfillment, prior to, at the Closing or subsequent to the Closing of each of the following conditions:

     1. That Shareholders' representations and warranties contained herein shall be true and correct at the time of Closing as if such representations and warranties were made at such time; and

     2. That Shareholders shall have performed or complied with all agreements, terms and conditions required by the Agreement to be performed or complied with by it prior to or at the time of Closing.

     3. That the parties jointly and severally indemnify and hold harmless Cyberenergy's former officers, directors, agents and affiliates against any claims or liabilities, including reasonable attorney's fees and other reasonable defense costs incurred in defending such claims or liabilities, resulting from any claims or liabilities asserted against them as to any material misrepresentation or omissions in the Agreement made by any party hereto.

     4. That Shareholders' compliance with state statutory and regulatory requirements to authorize and carry out the terms of this Agreement.

XI. Termination. The Agreement may be terminated at any time before or; at Closing, by:

A.   The mutual agreement of the parties;

B.   Any party if:

     1. Any provision of the Agreement applicable to a party shall be materially untrue or fail to be accomplished.

     2. Any legal proceeding shall have been instituted or shall be imminently threatening to delay, restrain or prevent the consummation of the Agreement.

Upon termination of the Agreement for any reason, in accordance with the terms and conditions set forth in this paragraph, each said party shall bear all costs and expenses as each party has incurred and no party shall be liable to the other.

IX Exhibits. All Exhibits attached hereto are incorporated herein by this reference as if they were set forth in their entirety.

X Miscellaneous Provisions. This Agreement is the entire agreement between the parties in respect of the subject matter hereof, and there are no other agreements, written or oral, nor may the Agreement be modified except in writing and executed by all of the parties hereto. The failure to insist upon strict compliance with any of the terms, covenants or conditions of the Agreement shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

XI Closing. The closing of the transactions contemplated by the Agreement shall take place on or before 5:00 P.M. on May 24, 2001. The Closing shall occur at the offices of Hudson Consulting Group, Inc. located at 268 West 400 South, Salt Lake City, Utah 84101 or such other date and place as the parties hereto shall agree upon. At the Closing, all of the documents and items referred to herein shall be exchanged.

XII Governing Law. The Agreement shall be governed by and construed in accordance with the internal laws of the State of Utah.

XIII Counterparts. The Agreement may be executed in duplicate facsimile counterparts, each of which shall be deemed an original and together shall constitute one and the same binding Agreement, with one counterpart being delivered to each party hereto.

  IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the date and year above first written.
                                             Bottomline Mortgage Shareholders:
  Cyberenergy, Inc.
                                             Buster Williams, Jr.

By:    /s/ Richard Surber                        /s/ Buster Williams, jr.
    ---------------------------------        ------------------------------
  Richard Surber, its President

                                             David Williams

                                                      /s/ David Williams
                                             ------------------------------

                                             Mei Chen

                                                        /s/ Mei Chen
                                             ------------------------------

                                             Caitlin Rabanera

                                                       /s/ Caitlin Rabanera
                                             ------------------------------

                                             Matt Morris

                                                        /s/ Matt Morris
                                             ---------------------------------

                                             Sandra Jorgensen

                                                    /s/ Sandra Jorgensen
                                             ---------------------------------

                                             Athena V. Killeen

                                                       /s/ Athena V. Killeen
                                             ---------------------------------

                                   EXHIBIT "A"

                                 TRANSFER SHARES

Name                                           Number of Bottomline Shares
--------------------------                    ------------------------------
Buster Williams, Jr.                                 2,387,000

David Williams                                       1,023,000

Mei Chen                                               120,000

Caitlin Rabanera                                       105,000

Matt Morris                                            150,000

Sandra Jorgensen                                       150,000

Athena V. Killeen                                      150,000

                           Total                     4,085,000

                            STOCK PURCHASE AGREEMENT

  This Stock Purchase Agreement ("Agreement") is entered into this day of June 2001 ("Effective Date") by and between Cyberenergy, Inc. ("Energy"), a Nevada corporation with principal offices located at 200 South Robles Avenue, Suite 230, Pasadena, California 91101, and Torchmail Communications Inc. ("Torch"), a Delaware corporation with principal offices located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101.

  WHEREAS, Torch desires to acquire from Energy Five Hundred Thousand (500,000) restricted shares of the common stock of Energy ("Energy's Shares") at a price per share of $0.50, which is equal to Two Hundred Fifty Thousand Dollars ($250,000);

  WHEREAS, Energy desires to acquire from Torch Fifty Thousand (50,000) restricted shares of the common stock of Torch ("Torch Shares") at a price per share of $5.00, which is equal to Two Hundred Fifty Thousand Dollars ($250,000);

  WHEREAS, Energy and Torch will exchange shares.

  NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. Exchange. Energy will transfer Five Hundred Thousand (500,000) restricted shares of the common stock of Energy to Torch and Torch will transfer Fifty Thousand (50,00) restricted shares of the common stock of Torch to Energy on June 28, 2001;

2. Termination. This Agreement may be terminated at any time prior to the Closing Date:


A.   By Torch of Energy:


                  (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgement of such Board of Directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                  (2) If the Closing shall have not occurred prior to July 10, 2001, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

B.   By Torch:

                  (1) If Energy shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representation or warranties of Energy contained herein shall be inaccurate in any material respect; or

C.   By Energy:

                  (1) If Torch shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representation or warranties of

                  Torch contained herein shall be inaccurate in any material respect;

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

3. Representations and Warranties of Torch. Torch hereby represents and warrants that effective this date and the Closing Date, the representations and warranties listed below are true and correct:

A. Corporate Authority. Torch has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Torch has duly authorized the execution, delivery, and performance of this Agreement.

B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Torch to which Torch is a party and has been duly authorized by all appropriated and necessary action.

C. Deliverance of Shares. As of the Closing Date, the Torch Shares to be delivered to Energy will be restricted and constitute valid and legally issued shares of Torch, fully paid and non- assessable and equivalent in all respects to all other issued and outstanding shares of Torch's restricted stock.

D. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Torch.

4. Representations and Warranties of Energy. Energy hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

A. Corporate Authority. Energy has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Energy has duly authorized the execution, delivery, and performance of this Agreement.

B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Energy to which Energy is a party and has been duly authorized by all appropriated and necessary action.

C. Deliverance of Shares. As of the Closing Date, the Energy Shares to be delivered to Torch will be restricted and constitute valid and legally issued shares of Energy, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Energy's restricted stock.

     No Conflict with Other Instrument. The execution of thi agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Energy.

5. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before June 28, 2001.

  At closing Torch will deliver Torch Shares to Energy, and energy will deliver the Energy Shares to Torch.

6. Conditions Precedent of Torch to Effect Closing. All obligations of Torch under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

A. The representations and warranties by or on behalf of Energy contained in this Agreement or in any certificate or documents delivered to Torch pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such representations and warranties were made at and as of such time.

B. Energy shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

3. All instruments and documents delivered to Torch pursuant to the provisions hereof shall be reasonably satisfactory to Torch's legal counsel.

7. Conditions Precedent of Energy to Effect Closing. All obligations of Energy under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

A. The representations and warranties by or on behalf of Torch contained in this Agreement or in any certificate or documents delivered to Torch pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such representations and warranties were made at and as of such time.

B. Torch shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

C. All instruments and documents delivered to Energy pursuant to the provisions hereof shall be reasonably satisfactory to Energy's legal counsel.

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

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom is sought (Indemnifying

     Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonable withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonable withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11.  Default at Closing.

        By Energy:

                  (1) Notwithstanding the provisions hereof, if Energy shall fail or refuse to deliver any of the Energy Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Energy and Torch at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Energy.

        By Torch:

                  (1) Notwithstanding the provisions hereof, if Torch shall fail or refuse to deliver any of the Torch Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Torch and Energy at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Torch.


12. Costs and Expenses. Torch and Energy shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Torch and Energy have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

To Torch:  Torchmail Communications, Inc. To Energy: Cyberenergy, Inc.
           268 West 400 South, #300           200 South Robles Avenue, Suite 230
           Salt Lake City, UT 84101           Pasadena, CA 91101
           Telephone: (801) 575-8073          Telephone: (800) 520-5626
           Telefax: (801) 575-8092            Telefax: (888) 259-3637
           Attn: Richard Surber, President    Attn: Buster Williams, Jr. CEO

14.  Miscellaneous.

A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

C. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

D. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

E. Rule 144 Legend. It is understood that the certificates evidencing the shares transferred by the parties will bear substantially the following legends:

  "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the "Act") nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for nonpublic offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, or pursuant to an opinion of counsel, satisfactory in form and substance to the Company to the effect that such registration and qualification are not required."

F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary.


G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties their respective heirs, administrators, executors, successors, and assigns.

H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenants, or conditions express or implied, other than is set forth here, have been made by any party.

I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the

Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


                                Cyberenergy, Inc.



                    By:    /s/ Buster Williams, Jr.
                         ----------------------------------
                             Buster Williams, Jr., CEO


                    Torchmail Communications, Inc.



                    By:    /s/ Richard D. Surber
                         ----------------------------------
                             Richard D. Surber, President

                       (Letterhead of Mantyla McReynolds)
                           A Professional Corporation
                                      (CPA)




                                                              September 21, 2001



Securities and Exchange Commission
450 West Fifth Street, N.W.
Washington, D.C.  20549



Ladies and Gentlemen:

We have read Item 8 of Bottomline Home Loan, Inc.'s Form 10KSB for the transition period ended June 30, 2001, and are in agreement with the statements contained therein regarding our resignation as auditors.



                                 Very truly yours,

                                 /s/ Mantyla McReynolds
                                 -----------------------------
                                 Mantyla McReynolds















          5872 South 900 East, Suite 250 * Salt Lake City, UT 84121 *
                      (801) 269-1818 * Fax (801) 266-3481

                       (Letterhead of Mantyla McReynolds)
                           A Professional Corporation
                                      (CPA)



                                                              September 21, 2001



Bottomline Home Loan, Inc.
200 South Los Robles Ave., Suite 230
Pasadena, California 91101


Ladies and Gentlemen:

This letter shall serve as formal notice that we have received your Form 10-KSB, Annual Report for the transition period ended June 30, 2001, to be filed with the Securities and Exchange Commission. Upon review of the filing as it relates to our audit of the financial statements as of June 30, 2001, under our report dated August 27, 2001, we consent to the incorporation of our report in such filing.



                                     Very truly yours,

                                     /s/ Mantyla McReynolds
                                     -----------------------------
                                     Mantyla McReynolds















           5872 South 900 East, Suite 250 * Salt Lake City, UT 84121 *
                       (801)269-1818 * Fax (801) 266-3481