Form 10QSB
period 2001-09-30
BOTTOMLINE HOME LOAN INC
filed 2001-11-19
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly
         period ended September 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                  ------------    --------------


         Commission file number: 0-31417
                                 -------


                           BOTTOMLINE HOME LOAN, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)




                          Nevada                    88-0356064
                          ------                    ----------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)





        200 South Los Robles Avenue, Suite 230, Pasadena California 91101
        -----------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (626) 432-1500
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2001 was 16,039,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4

                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..............................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Bottomline Home Loan, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year and cumulative amounts are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.



















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           BOTTOMLINE HOME LOAN, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2001...........................F-3-4

Unaudited Statement of Operations for the three months
ended September 30, 2001 and 2000 and December 15, 1999
(Date of Inception) to September 30, 2001....................................F-5

Unaudited Statement of Cash Flows for the three months
ended September 30, 2001 and 2000 and December 15, 1999
(Date of Inception) to September 30, 2001....................................F-6

Notes to Condensed Financial Statements....................................F-7-8

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                           Consolidated Balance Sheet
                               September 30, 2001


                                                         September 30,
                                                              2001
                                                      --------------------
ASSETS

   Current Assets
      Cash                                            $             39,285
      Marketable securities - trading                               33,828
      Debt securities - trading                                    756,800
      Note receivable - current portion                                210
          Total Current Assets                                     830,123

   Fixed Assets
      Furniture and equipment                                       80,252
      Accumulated depreciation                                     (44,004)
          Net Fixed Assets                                          36,248

   Other Assets
      Note receivable net of current portion                        19,923
      Note receivable - related party                              148,339
      Deposits                                                       5,172
          Total Other Assets                                       173,434

TOTAL ASSETS                                          $          1,039,805
                                                      ====================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                           Consolidated Balance Sheet
                                   (continued)
                               September 30, 2001


                                                                   September 30,
                                                                       2001
                                                                    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable and accrued expenses                         $    49,882
      Warehouse line of credit                                          714,936
      Notes payable - current portion                                    22,877
          Total Current Liabilities                                     787,695

   Long-Term Liabilities
      Notes payable - net of current portion                             67,132
          Total Long-Term Liabilities                                    67,132
                                                                    -----------

TOTAL LIABILITIES                                                       854,827

MINORITY INTEREST                                                        50,934

STOCKHOLDERS' EQUITY
      Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding
      Common stock - 100,000,000 shares authorized at $0.001 par;
           16,039,000 shares issued and outstanding                      16,039
      Paid in capital                                                   704,559
      Retained earnings (deficit)                                      (586,554)
TOTAL STOCKHOLDERS' EQUITY                                              134,044
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,039,805
                                                                    ===========

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                      Consolidated Statements of Operations
               for the quarters ended September 30, 2001 and 2000

                                                                      Quarter ended          Quarter ended
                                                                      September 30,          September 30,
                                                                           2001                   2000
                                                                  ---------------------- ----------------------
Revenues                                                          $              476,634  $             259,363

Expenses
   Salaries and direct loan costs                                                241,814                167,946
   General and administrative costs                                              238,388                180,329
   Interest                                                                       34,187                 17,455
      Total expenses                                                             514,389                365,730
          Net income (loss) from operations                                      (37,755)              (106,367)

Other income (expense)
   Interest income                                                                 3,724                      -
   Dividend income                                                                   106                      -
   Dividend paid                                                                       -                (26,960)
   Unrealized gain (loss) on securities                                          (32,715)                (5,300)
                                                                  ---------------------- ----------------------
          Total other income (expense)                                           (28,885)               (32,260)
                                                                  ---------------------- ----------------------
Income (loss) before minority interest and tax
provision                                                                        (66,640)              (138,627)
Minority share of (income) loss                                                    6,517                      -
Provision for income taxes                                                             -                      -
                                                                  ---------------------- ----------------------
Net income (loss)                                                 $              (60,123) $            (138,627)
                                                                  ====================== ======================


Net income (loss) per common share                                $                (0.01) $              (0.06)

                                                                  ====================== ======================
Weighted average shares outstanding                                            9,373,000              2,281,000
                                                                  ====================== ======================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                      Consolidated Statements of Cash Flows
               for the quarters ended September 30, 2001 and 2000


                                                                           Quarter ended       Quarter ended
                                                                           September 30,       September 30,
Cash Flows from Operating Activities:                                          2001                 2000
-------------------------------------
                                                                        -------------------   ------------------
Net Income (loss)                                                       $           (60,123)  $         (138,627)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                     2,743                9,619
    Decrease (increase) in debt securities                                          961,050             (413,801)
    Increase (decrease) in accrued expenses                                          (5,053)              18,895
    Increase (decrease) in warehouse line payable                                  (937,008)             488,741
       Net Cash Provided by/(Used for) in Operating  Activities                     (38,391)             (35,173)


Cash Flows from Investing Activities:
   Decrease (increase) in notes receivable                                          (62,322)               4,804
   Decrease (increase) in other investments                                          12,500                    -
   Net decrease (increase) in marketable securities                                  33,372             (100,551)
       Net Cash Provided by/(Used for) Investing Activities                         (16,450)             (95,747)

Cash Flows from Financing Activities:
------------------------------------
    Increase (decrease) in related party payables                                     5,931                    -
    Minority interest in gain (loss)                                                 (6,517)                   -
    Proceeds from long term debt                                                     59,385                    -
    Principal payments on long term debt                                             (6,345)              (7,377)
    Issuance of common stock for cash                                                     -              141,000
    Payment of dividends                                                                  -               26,960
              Net Cash Provided by/(Used for) Financing Activities                   52,454              160,583

Net Increase(decrease) in Cash                                                       (2,387)              29,663

Beginning Cash Balance                                                               41,672               26,932
                                                                        -------------------   ------------------

Ending Cash Balance                                                     $            39,285   $           56,595
                                                                        ===================   ==================


                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                               September 30, 2001



NOTE 1            Summary of Significant Accounting Policies
                  ------------------------------------------

         Nature of Operations

         The Company incorporated under the laws of the State of Nevada on February 15, 1996 as CyberEnergy, Inc. The name of the Company was changed to Bottomline Home Loan, Inc. on May 4, 2001. The Company was a development stage company until June 27, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting. The Company assists individuals, brokers and others in obtaining long term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena, California. Loan applications are also solicited and received at office locations in Salt Lake City, Utah; Phoenix, Arizona; and San Marcos, Texas. The Company is a non-supervised mortgagee, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

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

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                               September 30, 2001



         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the period. Weighted average number of shares outstanding during the period was calculated as the number of common shares of parent received in exchange for the then outstanding common shares of Bottomline Mortgage Inc..

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

   Note 2         Unaudited Financial Statements

         The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three months ended September 30, 2001. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

Note 3          Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2002.

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

Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through commission-compensated loan originators. Operations are conducted from Company offices in Pasadena, California and three branch or community loan centers to service the 20 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its' loan products to more than 4 different buyers of residential mortgage loans.

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of an Internet mortgage web site, www.bottomlinemortgage.com. -

The operations of the Company are more fully set forth in the 10-KSB filed on September 21, 2001.

Results Of Operations

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

Three months ending September 30, 2000 and 2001

Revenues for the three months ended September 30, 2001 increased 83% to $476,634, as compared to revenue of $259,363 in the three months ended September 30, 2000 due to growth in the number of loans written during the quarter.

Net loss of $37,755 for the three months ended September 30, 2001, was $68,612, or 65% lower than the net loss of $106,367 for the three months ended September 30, 2000. As a percentage of revenue, net losses for the three month period ended September 30, 2001, as compared to the same period in 2000 decreased approximately thirty-three percent from 41% to 8%. The decrease in net loss over the comparable period can be attributed to an increase in loan activity.

General, and administrative expenses were $238,388 for the three months ended on September 30, 2001 and $ 180,329 for the comparable period in 2000, an increase of $58,059 or approximately 32%. The increase was primarily a result of the expansion of loan activity.

Net loss was $60,123 during the three months ended on September 30, 2001, compared to a net loss of $138,627 for the comparable three months in 2000. The Company's net loss decreased $78,504 or 56.6% for the three months ended September 30, 2001 because of an increase in loan activity.

Liquidity and Capital Resources

The Company had net working capital of $42,428 for the three months ended September 30, 2001, as compared to $103,107 as of June 30, 2001 (year-end).

Total stockholders' equity in the Company was $ 134,044 as of September 30, 2001, compared to a stockholder's deficit of $194,167 as of June 30, 2001 (year-end).

Cash flows generated (used) by operations were $(16,450) for the three months ended September 30, 2001 as compared to cash flows generated (used) by operations of $(35,173) for the comparable period in 2000.

Cash flows from investing activities changed from a total of $16,450 used in the three months ended September 30, 2001 from a total amount used of $95,747 for the three months ended September 30, 2000, this was a decrease of 82.8%.

                                     PART II

ITEM 1          LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings as reported in the Company's 10-KSB as filed on September 21, 2001.

ITEM 2          RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of unregistered securities since the filing of the Company's 10-KSB as filed on September 21, 2001.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. An 8-K/A was filed on September 12, 2001 for the purpose of filing financial statements regarding the acquisition of Bottomline Mortgage, Inc. by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of November, 2001.

                             BOTTOMLINE HOME LOAN, INC.



                                /s/ Buster Williams, Jr.
                             --------------------------
                             Buster Williams. Jr.
                             CEO and Director

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