Form 10KSB/A
period 2001-06-30
BOTTOMLINE HOME LOAN INC
filed 2001-12-06
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

The Issuer's total consolidated revenues for the fiscal year ended June 30, 2001 were $ 1,330,275.

At November 30, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 16,039,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.   Description of Business..............................................1

Item 2.   Description of Property..............................................5

Item 3.   Legal Proceedings....................................................5

Item 4.   Submission of Matters to a Vote of Security-Holders..................6


                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.............6

Item 6.   Management's Discussion and Analysis or Plan of Operation............7

Item 7.   Financial Statements.................................................8

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure..................................9

                                    PART III

Item 9.   Directors and Executive Officers.....................................9

Item 10.  Executive Compensation..............................................10

Item 11.  Security Ownership of Certain Beneficial Owners and Management......11

Item 12.  Certain Relationships and Related Transactions......................12

Item 13.  Exhibits and Reports on Form 8-K....................................12

          Signatures..........................................................13

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

General

The Company operates primarily through its subsidiary, Bottomline Mortgage, Inc. ("Bottomline"). Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. During the year 2000, it originated approximately $18,138,767 in loans, of which 48.8% were first mortgages and 51.23% were second mortgages made to persons seeking to refinance their residential loans. During the year 1999, approximately $29,734,652 in loans were originated of which 68.3% were first mortgages and 31.7% were second mortgages to owners seeking to refinance.

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

Employees

As of September 10, 2001, the Company had 14 full time employees.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its executive offices at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101. The building is owned by 200 South Los Robles-VEF V LLC, a nonrelated Limited Liability Company. The Company pays annual rent of $64,719 for the use of this 2,722 square foot office location.

ITEM 3.           LEGAL PROCEEDINGS

The majority owned subsidiary of the Company, Bottomline Mortgage, Inc. and Buster Williams, Jr., (president of both the Company and Bottomline Mortgage, Inc.) individually have been sued in the Superior Court of the State of California, County of San Diego, Case No. GIC 766622 in a case entitled Radoslav Kalla vs. Bottomline Mortgage, Inc., C & W Global Realty, Inc.; Buster Williams, Jr.; and Does 1 through 10, inclusive. The suit alleges that Bottomline Mortgage, Inc. is obligated to Mr. Kalla in the sum of

$180,000 for loans that have not been repaid to him on demand. The Defendants contested the venue of this matter and the court has ruled that venue is proper in San Diego County. The named defendants have filed their answer and are contesting the allegations of Mr. Kalla. It is their position that Mr. Kalla is an investor in Bottomline Mortgage, Inc., through his purchases of preferred stock and is thus not entitled to the damages and recovery sought by his suit.

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations Bottomline Home Loan, Inc.

Revenues

The Company had $1,330,275 in revenue from for the year ended June 30, 2001, and had $1,743,756 in revenue for the year ended June 30, 2000.

Expenses

Total expenses for the year ended June 30, 2001, were $1,548,952 and total expenses for the year ended June 30, 2000, were $1,928,926. The consolidated expenses for the Company reflect the past operations of Bottomline Mortgage, Inc. and thus include the higher operating costs of that corporation, including salaries, office costs, rent, advertising, interest, insurance, professional fee and depreciation for the periods stated.

Losses

The Company had a net operating loss of $218,677 for the year ended June 30, 2001, compared to net operating losses of $185,170 for the year ended June 30, 2000. The Company's net operating losses for these periods were attributable to general and administrative expenses and the increase in net loss reflects the consolidation of operations with Bottomline Mortgage, Inc. and a loss resulting from asset disposal and losses on sales of securities.

Results of Operations Bottomline Mortgage, Inc.

The operational results for the subsidiary Bottomline Mortgage, Inc. are consolidated in the financial statements prepared for the Company and that are included in this report. For informational purposes the separate information for the subsidiary are discussed in the following paragraphs.

Revenues and Expenses

For the Company's majority owned subsidiary Bottomline Mortgage, Inc. revenues for the fiscal year ending June 30, 2001 were $1,330,275 and $1,743,756 for the fiscal year ending June 30, 2000. General and administrative expenses for the years ended June 30, 2001, and June 30, 2000, for Bottomline Mortgage, Inc. were respectively, $1,537,980 and $1,914,092, with depreciation expenses for those years in the amounts of $10,972 and $14,834. The reason for the decrease in both revenues and expenses from the year 2000 to 2001 is a result of the fluctuations in the interest rate market and its effect on the amount of business obtained by Bottomline.

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

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)

                                Table of Contents


                                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheet - June 30, 2001 . . . . . . . . . . . . . . .  F-4-5

Consolidated Statements of Operations for the years ended
June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Consolidated Statements of Cash Flows for the years ended
June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . F-8

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-9-14

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.)
Pasadena, California

We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.), and consolidated subsidiary, as of June 30, 2001, and the related statements of stockholders' equity, operations, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.), and consolidated subsidiary, as of June 30, 2001, and the results of operations and cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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


                                            /s/ Mantyla McReynolds
                                        --------------------------
                                        Mantyla McReynolds

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

STOCKHOLDERS' EQUITY
      Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding 0 Common stock - 100,000,000 shares authorized at $0.001 par;
           16,039,000 shares issued and outstanding - Note 8                                       16,039
      Paid in capital                                                                             704,559
      Retained earnings (deficit)                                                                (526,431)
TOTAL STOCKHOLDERS' EQUITY                                                                        194,167
                                                                                        -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                    $       1,989,535
                                                                                        =================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                      Consolidated Statements of Operations
                   for the years ended June 30, 2001 and 2000

                                                                        Year ended             Year ended
                                                                         June 30,               June 30,
                                                                           2001                   2000
                                                                  ---------------------- ----------------------
Revenues                                                          $            1,330,275 $            1,743,756
Expenses
   Salaries and direct loan costs                                                789,175              1,401,800
   Office and administration costs                                               403,117                334,664
   Rent expenses                                                                  76,861                 75,360
   Advertising                                                                    21,323                 38,142
   Interest                                                                      104,673                 44,594
   Insurance                                                                      16,859                 14,891
   Professional fees                                                             125,972                  4,641
   Depreciation                                                                   10,972                 14,834
      Total expenses                                                           1,548,952              1,928,926
          Net income (loss) from operations                                     (218,677)              (185,170)
Other income (expense)
   Interest income                                                                 8,091                  6,886
   Dividend income                                                                    59                      0
   Gain (loss) on asset disposal                                                  (5,021)                     0
   Gain (loss) on sale of securities                                             (64,588)                33,785
   Unrealized gain (loss) on securities Notes 1 & 4                              (51,101)                (1,974)
                                                                  ---------------------- ----------------------
          Total other income (expense)                                          (112,560)                38,697
                                                                  ---------------------- ----------------------
Income (loss) before minority interest and tax                                  (331,237)              (146,473)
provision
Minority share of (income) loss                                                   79,596                 35,304
Provision for income taxes - Notes 1 & 3                                            (800)                  (800)
                                                                  ---------------------- ----------------------
Net income (loss)                                                 $             (252,441)  $           (111,969)
                                                                  ====================== ======================

Net income (loss) per common share                                $               (0.03)   $              (0.05)
                                                                  ====================== ======================
Weighted average shares outstanding                                            9,373,059              2,280,912
                                                                  ====================== ======================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                       Statements of Stockholders' Equity
                        for the years ended June 30, 2001



                                       Number of       Number of                              Additional   Retained         Total
                                       Preferred          Common    Preferred       Common      Paid-in    Earnings    Stockholders'
                                          Shares          Shares        Stock        Stock      Capital   (Deficit)        Equity
                                     ----------- ---------------  -----------  -----------  ----------- ------------- -------------
Inception, December 15, 1999                   0       1,000,000  $         0  $    1,000   $        0  $           0 $       1,000

Stock split 2:1                                        1,000,000                     1,000      (1,000)                           0

Issued common shares for services                      2,006,000                     2,006       18,054                      20,060

Issued common shares for cash                          1,536,000                     1,536       13,824                      15,360

Net income (loss) through Dec. 1999                                                                          (21,898)      (21,898)

Net income (loss) for year 2000                                                                               (5,199)       (5,199)

Balance, December 31, 2000                     0       5,542,000            0        5,542       30,878      (27,097)         9,323

Canceled shares                                          (3,000)                       (3)            3                           0

Repurchase common shares for cash                    (1,000,000)                   (1,000)      (5,000)                     (6,000)

Issued common shares for cash                          1,000,000                     1,000       24,000                      25,000

Net income (loss) for period                                                                                 (28,865)      (28,865)

Recapitalization of subsidiary                        10,000,000                    10,000      642,678     (470,469)       182,209

Issued common shares for asset                           500,000                       500       12,000                      12,500

Balance, June 30, 2001                         0      16,039,000  $         0  $   16,039   $  704,559   $  (526,431) $     194,167
                                     =========== ===============  ===========  ===========  =========== ============= =============


                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                      Consolidated Statements of Cash Flows
                   for the years ended June 30, 2001 and 2000


                                                                            Year ended         Year ended
                                                                             June 30,           June 30,
Cash Flows from Operating Activities:                                          2001               2000
-------------------------------------
                                                                        ------------------ ------------------
Net Income (loss)                                                       $         (332,037)  $       (147,273)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                                    10,972             14,834
    Loss on disposal of assets                                                       5,021
    Unrealized loss on trading securities                                           51,101              1,974
    Common stock issued for services                                                83,333
    Decrease (increase) in advance to agents                                        20,275              4,325
    Decrease (increase) in debt securities                                        (800,271)           107,575
    Increase (decrease) in accrued expenses                                         30,033             15,991
    Increase (decrease) in warehouse line payable                                  815,214           (133,127)
       Net Cash Provided by/(Used for) in Operating  Activities                   (116,359)          (135,701)

Cash Flows from Investing Activities:
   Decrease (increase) in notes receivable                                         (25,446)           (80,704)
   Decrease (increase) in deposits                                                                     15,000
   Net change in marketable securities                                            (103,037)             4,413
       Net Cash Provided by/(Used for) Investing Activities                       (128,483)           (61,291)

Cash Flows from Financing Activities:
------------------------------------
    Issued stock for cash                                                          291,000             25,000
    Cash acquired in reverse acquisition                                             1,488
    Redeemed stock for cash                                                                           (75,000)
    Dividends on preferred stock                                                                      (26,960)
    Increase (decrease) in long term debt                                          (28,466)            38,418
              Net Cash Provided by/(Used for) Financing Activities                 264,022            (38,542)

                    Net Increase(decrease) in Cash                                  19,180           (235,534)

Beginning Cash Balance                                                              22,492            258,026
                                                                        ------------------   ----------------

Ending Cash Balance                                                     $           41,672   $         22,492
                                                                        ==================   ================

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $          104,673   $         44,594
  Cash paid during the year for income taxes                            $              800   $            800

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                                  June 30, 2001

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

         Statement of Cash Flows

         Cash is comprised of cash on hand or on deposit in banks. The Company had $41,672 at June 30, 2001. The Company's non cash financing activities consisted of 500,000 common shares issued for restricted stock valued at $12,500 and 10,000,000 common shares issued for 76% of the outstanding shares of SUB valued at $182,209 during the six months ended June 30, 2001. SUB's non cash financing activities prior to acquisition consisted of 250,000 and 3,400,000 common shares issued for services and debt valued at $83,333 and $59,900 during the years ended June 30, 2001 and 2000. At times during the year the Company maintains more than

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                                  June 30, 2001

NOTE 1            Summary of Significant Accounting Policies (continued)
                  ------------------------------------------

         Statement of Cash Flows (continued)
         -----------------------

         $100,000 in one bank. Cash is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Funds in excess of $100,000 are not insured by the FDIC or any other Federal agency. As of the balance sheet date the company had less than $100,000 in any one bank.

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

         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the period. Weighted average number of shares outstanding during the period was calculated as the number of common shares of parent received in exchange for the then outstanding common shares of SUB.

         Depreciation

         The Company's furniture and equipment is depreciated using primarily the straight-line method over useful lives of five to seven years. Depreciation for financial reporting purposes amounted to $10,972 and $14,834 for the years ended June 30, 2001 and 2000.


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

         Contingent Rights

         The Company has entered into certain loan repurchase agreements with investors to which mortgage backed loans are sold. If the borrowers of these loans fail to make payments or

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                                  June 30, 2001


NOTE 1            Summary of Significant Accounting Policies (continued)
                  ------------------------------------------

         Contingent Rights (continued)
         -----------------

         irregularities are noted, the Company may be required to repurchase these loans. If this were to occur the Company would be severely impacted. The Company incurred loan repurchase expenses of $46,967 and $98,750 during the years ended June 30, 2001 and 2000. No provision has been included in the financial statements for future loan repurchases.

         Marketable Securities

         The Company has classified its marketable securities as "trading" securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Trading securities are stated at fair value, with unrealized gains and losses reported as a separate portion of other income (expense) in the statements of operations. Marketable securities - trading at June 30, 2001 were valued at $67,200. Valuation of other security investments is based on acquisition costs. Markdowns are made to reflect significant and permanent impairment in value. Gains and losses on sales of securities are determined using the average cost method.

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

NOTE 2            Related Party Transactions

         In August 1999, the Company advanced $75,900 to an officer/director in exchange for a note secured by a third deed of trust on his personal residence. The note bears interest at 7% and requires no monthly payments. Principal and interest are due on July 4, 2009. Interest accrued on the note but not paid totals $5,313 and $4,804 for the years ended June 30, 2001 and 2000.

         During the year ended June 30, 2001 officers of the Company personally paid operating expenses of the Company for which they were not reimbursed. The officers have agreed not to seek reimbursement from the Company. $41,858 in expenses paid by the officers has been treated as additional paid in capital prior to the acquisition date.

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                                  June 30, 2001


NOTE 3            Accounting for Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has net operating loss carryforwards of $520,000 and $190,000 at June 30, 2001 and 2000 that will begin to expire in 2019. No deferred tax benefit has been recorded because management has determined that it is not likely that the benefit of the carryforward will be realized. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance in the same amount. The table below reflects changes in the valuation allowance for the year ended June 30, 2001. Income taxes payable of $800 at June 30, 2001 and 2000 represent minimum taxes payable to the State of California. Income taxes payable of $800 at June 30, 2001 represent minimum taxes payable by SUB to the State of California. The Company and SUB are not consolidated for income tax purposes.


                  Change in valuation allowance             Valuation
                                                            Allowance
----------------------------------------------------- ----------------------
6-30-2000 NOL $190,000 @ 34%                          $               64,600
Operating loss of $330,000 for year @ 34%                            112,200
6-30-2001 NOL $520,000 @ 34%                          $              176,800
                                                      ======================

NOTE 4            Marketable Securities

         Marketable securities are equity securities held in a single brokerage account and are shown at fair value at the balance sheet date net of margin payable. Net unrealized holding losses of $51,101 and $1,974 have been recorded for the years ended June 30, 2001 and 2000.

NOTE 5            Debt Securities

         The Company's debt securities are comprised of mortgage backed securities originated and funded by the Company and are secured primarily by first or second trust deeds on residential real property. The securities typically have contractual maturities in excess of 10 years, have originated within 60 days of the balance sheet date and are stated at fair value based on purchase commitments from mortgage investor groups prior to funding. At June 30, 2001 debt securities - trading were valued at $1,717,850, and had face value of $1,685,786.

NOTE 6            Warehouse Line of Credit

         The Company has a $2,000,000 line of credit that bears interest at 1% above the bank's reference rate. The line is used exclusively to fund pre-sold and pre-approved mortgage loans. The line is paid down when loans are sold to investor groups, and each funding must be repaid within 60 days. The line is secured by the Company's mortgage backed debt securities. At June 30, 2001

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                          Notes to Financial Statements
                                  June 30, 2001

         the warehouse line of credit amounted to $1,651,944 at an interest rate of 7.75%.

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

Maturities of long term debt are as follows:


Year ended June 30                                         Amount
--------------------------------------------  -------------------
2002                                                       22,877
2003                                                       14,092
2004                                                            0

NOTE 8            Equity Transactions

         During the six month period ended June 30, 2001 the Company repurchased 1,000,000 common shares for $6,000 cash and issued 1,000,000 common shares for $25,000 cash. On June 27, 2001 the Company issued 10,000,000 common shares to acquire 76% of the outstanding stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting. As such, all the assets and liabilities acquired were recorded at historical cost, which did not materially differ from fair value on the date of the acquisition.

         On June 28, 2001 the Company issued 500,000 common shares in exchange for 50,000 restricted shares of Torchmail Communications (TOCH), valued at $12,500.

NOTE 9            Contingencies

         On May 1, 2001 a minority shareholder filed suit against the Company alleging failure to repay a claimed loan of $180,000. Plaintiff seeks to recover general and special damages in an unspecified amount together with punitive damages and court costs. Discovery and trial preparation has not yet begun, no trial date has been set, nor has the Company filed an answer in the case. Management disputes the claims made and plans to vigorously contest the matter. Based solely on the allegations of the plaintiff, an adverse judgment could result in a loss in the range of $300,000. No opinion can reasonably be given as to the outcome of the suit and no loss or liability has been accrued in the financial statements. It is reasonably possible that this estimate could change within the next year, which change would have a material effect on the financial statements.

NOTE 10           Going Concern

         The Company has suffered operating losses in recent years and its adjusted net worth has fallen below the $250,000 required to continue as a non-supervised mortgagee under HUD guidelines. These facts lend substantial doubt about the Company's ability to continue as a going concern. Managements plans include expanding its market area to increase revenues and obtaining additional equity financing. If management is unsuccessful in these plans the Company may have to significantly change the type of business it does or cease operations. The financial statements contain no adjustments that might result from the outcome of this uncertainty.

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

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                               Long Term Compensation
                           ----------------------------------------    -------------------------------------------------------------
                                                                                 Awards                          Payouts
                                                                       -----------------------------    ----------------------------
                                                                                       Securities
                                                                      Restricted       Underlying
                                                     Other Annual        Stock          Options           LTIP          All Other
   Name and Principal            Salary     Bonus     Compensation      Award(s)           SARs          payouts       Compensation
        Position           Year   ($)       ($)           ($)             ($)             (#)             ($)              ($)
                           ----  -------   -------   --------------    -------------    ------------    --------      --------------
Richard D. Surber          2001        0         -                -               -                -              -                -
Secretary, Treasurer and   2000        0         -                -          $2,000                -              -                -
Director                   1999        0         -                -               -                -              -                -

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

                           As of the date of this Information Statement

 Title of Class          Name and Address                              Nature  of               Amount of        Percent of class
                                                                        Ownership               Ownership
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            Axia Group, Inc.                                   Direct               2,000,000                   12.5%
($0.001) par            268 West 400 South, Suite 300
value                   Salt Lake City, Utah 84101
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            Buster Williams(4)                                 Direct               6,843,330                   42.7%
($0.001) par            200 S. Los Robles Ave, #230
value                   Pasadena, CA 91101                               Indirect              293,757(1)                    1.8%
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            David Williams(5)                                  Direct               2,504,285                   15.6%
($0.001) par            200 S. Los Robles Ave., #230
value                   Pasadena, CA 91101                               Indirect              257,037(2)                    1.6%
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            Richard Surber                                     Direct               1,000,000                    6.2%
($0.001) par            268 West 400 South, #300
value                   Salt Lake City, Utah 84101                       Indirect            2,000,000(3)                   12.5%
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------
Common Stock            All Officers and Directors                                              9,898,409                   61.7%
($0.001) par            as a Group, including direct
value                   and indirect control
----------------------  -------------------------------------- ------------------  ---------------------- -----------------------

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

In August 1999, Bottomline advanced $75,900 to Buster Williams, Jr. in exchange for a note secured by a third Deed of Trust on his personal residence. See note 2 to the financial statements for details of the loan terms.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-KSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         -------------------

         On June 28, 2001, the company filed a form 8-K in which the company changed independent auditors from Jones, Wright, Simpkins and Assoc. to Mantyla McReynolds, an amended 8-K/A was filed on July 7, 2001 to amend the original filing.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of December, 2001.

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

Signature                            Title                  Date

 /s/ Buster Williams, Jr.    President, CEO and Director    December 5, 2001
----------------------------
Buster Williams, Jr.


 /s/ David Williams          Director                       December   5, 2001
----------------------------
David Williams



















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

3(iii)       *      By-laws of the Company adopted on December 31, 1999.

4            *      Employee Benefit Plan adopted on December 14, 1999.


                      MATERIAL CONTRACTS

10(i)(a)     *      Stock Purchase Agreement between the Company and Buster
                    Williams, Jr., dated April 25, 2001 for the purchase of 1,000,000 shares of common stock for the cash price of $25,000.

10(i)(b)     *      Stock Acquisition Agreement between the Company and Buster
                    Williams, Jr., David Williams, Mei Chen, Caitlin Rabanera,
                    Matt Morris, Sandra Jorgensen and Athena V. Killeen for the acquisition of 4,085,000 shares of Bottomline Loan, Inc. in exchange for 10,000,000 shares of the company's common stock.

10(i)(c)     *      Stock Exchange Agreement between the Company and Torchmail
                    Communications, Inc. whereby the Company exchanged 500,000 restricted shares of its common stock for 50,000 restricted shares of Torchmail Communications, Inc.'s restricted common stock.

23           37       Consents of Auditor

* Incorporated by reference from Form 10-KSB filed September 21, 2001 or Form 10-K filed in 2000.

                   5872 South 900 East, Suite 250 * Salt Lake
                      City, UT 84121 * (801) 269-1818 * Fax
                      (801) 266-3481 (Letterhead of Mantyla
                                   McReynolds)
                           A Professional Corporation
                                      (CPA)



                                                              December 5, 2001



Bottomline Home Loan, Inc.
200 South Los Robles Ave., Suite 230
Pasadena, California 91101


Ladies and Gentlemen:

This letter shall serve as formal notice that we have received your Form 10-KSB/A, Annual Report for the transition period ended June 30, 2001, to be filed with the Securities and Exchange Commission. Upon review of the filing information as it relates to our audit of the financial statements as of June 30, 2001, under our report dated August 27, 2001, we consent to the incorporation of our report in such filing.



                              Very truly yours,

                              /s/ Mantyla McReynolds
                              -----------------------------
                              Mantyla McReynolds













        5872 South 900 East, Suite 250 * Salt Lake City, UT 84121 * (801)
                         269-1818 * Fax (801) 266-3481