Form 10QSB
period 2001-12-31
BOTTOMLINE HOME LOAN INC
filed 2002-02-15
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                         Commission file number: 0-31417
                                     -------


                           BOTTOMLINE HOME LOAN, INC.
        (Exact name of small business issuer as specified in its charter)



----------------------------------------------------------- --------------------

                Nevada                            88-0356064
                ------                            ----------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)
------------------------------------------------- ------------------------------





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

                                    Yes XX      No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of February 13, 2002 was 16,039,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4

                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..............................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................5

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1...FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Bottomline Home Loan, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year and cumulative amounts are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           BOTTOMLINE HOME LOAN, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of December 31, 2001............................F-3-4

Unaudited Statement of Operations for the three and six
months ended December 31, 2001 and 2000......................................F-5

Unaudited Statement of Cash Flows for the three and six
months ended December 31, 2001 and 2000......................................F-6

Notes to Condensed Financial Statements....................................F-7-8

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)
                      Unaudited consolidated Balance Sheet
                                December 31, 2001

      ASSETS

           Current Assets

            Cash                                                    $180,013


            Marketable securities - trading                           59,253


            Mortgage loans held for sale, net                      2,912,337
                                                              -----------------

                Total Current Assets                               3,151,603

         Long-term Assets

            Furniture and equipment, net                              33,505

            Note receivable                                          187,250

            Deposits                                                   5,172
                                                              -----------------

      TOTAL ASSETS                                                $3,377,530

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                       Unaudited consolidated Balance Sheet
                                   (continued)
                                December 31, 2001


      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

         Current Liabilities

            Accounts payable and accrued expenses                     $48,583

            Payable to related party                                    8,154

            Warehouse line of credit                                2,782,275

             Notes payable - current portion                           20,443
                                                                  ------------
                Total Current Liabilities                           2,859,455


         Long-Term Liabilities

            Notes payable - net of current portion                    196,210
                                                                  ------------

      TOTAL LIABILITIES                                             3,055,665

      MINORITY INTEREST                                                79,322

      STOCKHOLDERS' EQUITY

            Preferred stock - 5,000,000 shares
            authorized at $0.001 par, none issued and                       0
            outstanding

            Common stock - 100,000,000 shares
            authorized at $0.001 par;
            16,039,000 shares issued and outstanding                   16,039

            Paid in capital                                           719,759

            Retained earnings (deficit)                               (493,255)
                                                                  ------------

      TOTAL STOCKHOLDERS' EQUITY                                      242,543
                                                                  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $3,377,530
                                                                  ============

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      Unaudited consolidated Statements of
                 Operations for the three months and six months
                        ended December 31, 2001 and 2000

                                                     Quarter ended         Quarter ended      Six months ended    Six months ended
                                                      December 31,         December 31,        Dec. 31, 2001       Dec. 31, 2000
                                                          2001                 2000
                                                  --------------------- -------------------- ------------------- -------------------
    Revenues                                                  $667,209             $458,247          $1,143,843            $717,609


    Expenses
       Salaries and direct loan costs                          305,373              178,150             547,187             339,271
        General and administrative costs                       248,377              213,549             486,765             400,703
           Total expenses                                      553,750              391,699           1,033,952             739,974

              Net income (loss) from operations                113,459               66,548             109,891             (22,365)

    Other income (expense)
        Interest income                                             -                    -                3,094                   -
       Interest expense                                        (21,997)             (14,904)            (55,448)            (32,358)
       Unrealized gain (loss) on securities                     25,425                    -              (7,290)             (5,300)
                                                  --------------------- -------------------- ------------------- -------------------
              Total other income (expense)                       3,428              (14,904)            (59,644)            (37,658)
                                                  --------------------- -------------------- ------------------- -------------------
    Income (loss) before minority
        interest and tax provision                             116,887               51,644              50,247             (60,023)
    Minority share of (income) loss                            (28,587)                   -             (17,071)                  -
    Provision for income taxes                                       -                    -                   -                   -
                                                  --------------------- -------------------- ------------------- -------------------
    Net income (loss)                                          $88,300              $51,644             $33,176   $         (60,023)
                                                  ===================== ==================== =================== ===================

    Net income (loss) per common share            $               0.01     $                  $            0.00
    Weighted average shares outstanding                     16,039,000                               16,039,000
                                                  ===================== ==================== =================== ===================

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited consolidated Statements of Cash Flows
               for the six months ended December 31, 2001 and 2000

                                                                             Six months ended    Six months ended
                                                                               December 31,        December 31,
     Cash Flows from Operating Activities:                                         2001                2000
                                                                            ================== ===================
     Net Income (loss)                                                                 $33,176           $(60,023)

     Adjustments to reconcile net income (loss) to net cash used for operating activities:


         Loss on disposal of property                                                        -              15,612

        Decrease (increase) in advances receivable                                           0                   -

         Decrease (increase) in mortgage loans held for sale                       (1,194,487)           (219,752)

         Increase (decrease) in accrued expenses                                         (421)             (7,872)

         Increase (decrease) in minority interest                                       17,071                   -

         Increase (decrease) in warehouse line payable                               1,130,331             246,810

            Net Cash Provided by/(Used for) in Operating  Activities                   (8,844)            (12,624)

     Cash Flows from Investing Activities:

        Decrease (increase) in notes receivable                                       (81,100)               4,804

        Decrease (increase) in other investments                                        12,500                   0

        Net decrease (increase) in marketable securities                                 7,947            (70,551)

            Net Cash Provided by/(Used for) Investing Activities                      (60,653)            (65,747)

     Cash Flows from Financing Activities:

         Increase (decrease) in related party payables                                   8,154                   -

         Proceeds from long term debt                                                  188,530                   -

         Principal payments on long term debt                                          (8,846)            (25,723)

         Issuance of common stock for cash                                                   -             291,000

         Issuance of subsidiary stock for cash                                          20,000                   -

         Receipt of dividends                                                                -              26,960

                   Net Cash Provided by/(Used for) Financing Activities                207,838             292,237


     Net Increase(decrease) in Cash                                                    138,341             213,866

     Beginning Cash Balance                                                             41,672              26,932

     Ending Cash Balance                                                              $180,013            $240,798
                                                                            ================== ===================


                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001



NOTE 1   Summary of Significant Accounting Policies

         Nature of Operations

         The Company incorporated under the laws of the State of Nevada on February 15, 1996 as CyberEnergy, Inc. The name of the Company was changed to Bottomline Home Loan, Inc. on May 4, 2001. The Company was a development stage company until June 26, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting. The Company assists individuals, brokers and others in obtaining long term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena, California. Loan applications are also solicited and received at office locations in Salt Lake City, Utah and San Marcos, Texas. The Company is a non-supervised mortgagee, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

         Accounting Method

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.) and its 76% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the period. Weighted average number of shares outstanding during the period was calculated as the number of common shares of parent stock received in exchange for the then outstanding common shares of Bottomline Mortgage, Inc.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fiscal Year

         The Company in 2001 adopted June 30 as its fiscal year end. Previous financial statements of the Company have been issued based on a December 31 fiscal year end.

   Note 2         Unaudited Consolidated Financial Statements

         The unaudited consolidated financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three months and six months ended December 31, 2001. The results of operations for the three months and six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

Note 3              Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

Bottomline Home Loan, Inc. (fka Cyberenergy, Inc. named change filed in Nevada on July 20, 2001) was formed under Nevada law on February 15, 1996. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of the common shares of the Company or a 62% interest of the issued and outstanding shares of its common stock. Bottomline Mortgage, Inc. then became an operating subsidiary of the Company effective as of July 1, 2001. The executive office is located at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

Bottomline's operations are conducted primarily through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted at high-credit-quality borrowers over the Internet, as well as through 8 commission-compensated loan originators. Bottomline operates from a principal office in Pasadena, California and a call center in San Marcos, Texas to service the 20 states in which it is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. In the year 2000, Bottomline Mortgage, Inc. originated approximately $17.3 million in loans, of which 48.8% were first mortgages and 51.2% were second mortgages made to owners seeking to refinance property they already owned. Bottomline Mortgage, Inc. originated and closed approximately $33.2 million in loans during 2001, of those 85% were first mortgages and the balance of 15% were second mortgages made to owners seeking to refinance property they already owned. Our revenues increased significantly during the past six months due to the opening of the San Marcos, Texas call center in June of 2001 and recent interest rate cuts. Revenues for the six months ended December 31, 2001 were 59% higher than they were for the six months ended December 31, 2000. Total revenues for the six months ended December 31,200l were $1,143,843 verus $717,609 for the same period during 2000. Our net income/(loss) for the six months ended December 31, 2001 and December 31, 2000 was $33,176 and ($60,023) respectively. The number of actual mortgages funded during this six months period was up 28.7%, from 129 loans in 2000 to 166 during the same six-month period in 2001.

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

Three months ending December 31, 2000 and 2001

Revenues for the three months ended December 31, 2001 increased 46%to $667,209, as compared to revenue of $458,247 for the three months ended December 31, 2000 due to growth in the number of loans written during the quarter.


General, and administrative expenses were $248,377 for the three months ended on December 31, 2001 and $213,549 for the comparable period in 2000, an increase of $34,828 or approximately 16%. The increase was primarily a result of the expansion of loan activity.

Net income for the quarters ended December 31, 2001 and 2000 was $88,300 and $51,644 respectively; an increase of 71%. As a percentage of revenue, net income for the three month period ended December 31, 2001, as compared to the same period in 2000 increased approximately 2% from 11% in 2000 to 13% in 2001. The increase in revenues over the comparable period can be attributed to an increase in loan activity.

Liquidity and Capital Resources

The Company had ending cash balance of $180,013 at December 31, 2001, as compared to $41,672 at June 30, 2001 (year-end).

Total stockholders' equity in the Company was $242,543 as of December 31, 2001, compared to a stockholder's equity of $194,167 as of June 30, 2001 (year-end).

Cash flows used by operations was $8,844 for the six months ended December 31, 2001 as compared to cash flows used by operations of $12,624 for the comparable period in 2000.

Cash flows used in investing activities was $60,653 for the six months ended December 31, 2001 as compared to cash flows used in investing activities of $65,747 for the comparable period in 2000.

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

(b)      Reports on Form 8-K.   No reports on Form 8-K were filed during the
         quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14 day of February, 2002.

                                    BOTTOMLINE HOME LOAN, INC.



                                /s/ Buster Williams, Jr.
                               ---------------------------
                             Buster Williams. Jr.
                             CEO and Director

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