Form 10QSB
period 2002-03-31
BOTTOMLINE HOME LOAN INC
filed 2002-05-15
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   (Mark One) [X] Quarterly  report under Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 for the quarterly period ended
                  March 31, 2002.

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
             (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)                Identification No.)
---------------------------------------------------------- --------------------





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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 10, 2002 was 16,039,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4

                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Bottomline Home Loan, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year and cumulative amounts are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           BOTTOMLINE HOME LOAN, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                          INDEX TO FINANCIAL STATEMENTS



Unaudited Balance Sheet as of March 31, 2002..............................F-3-4

Unaudited Statement of Operations for the three and nine months ended
March 31, 2002 and 2001.....................................................F-5

Unaudited Statement of Cash Flows for the nine months ended
March 31, 2002 and 2001.....................................................F-6

Notes to Condensed Financial Statements...................................F-7-8

                           BOTTOMLINE HOME LOAN, INC.
                      Unaudited Consolidated Balance Sheet
                                 March 31, 2002




ASSETS
----------------------------------------------------------  --------------------

   Current Assets
----------------------------------------------------------  --------------------

      Cash                                                              $309,496
----------------------------------------------------------
      Marketable securities - trading                                      3,122
----------------------------------------------------------
      Accounts receivable                                                 31,796
----------------------------------------------------------
      Receivables from loan sales                                        938,157
----------------------------------------------------------  --------------------
          Total Current Assets                                         1,282,571
----------------------------------------------------------


----------------------------------------------------------  --------------------
   Long-term Assets
----------------------------------------------------------  --------------------
      Furniture and equipment, net                                        34,595
----------------------------------------------------------  --------------------
      Note receivable net of current portion                             285,330
----------------------------------------------------------
      Deposits                                                             5,672
----------------------------------------------------------  --------------------

----------------------------------------------------------
TOTAL ASSETS                                                          $1,608,168
----------------------------------------------------------  ====================


                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                Unaudited Consolidated Balance Sheet (continued)
                                 March 31, 2002


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------  -----------------
    Current Liabilities
------------------------------------------------------------
         Accounts payable and accrued expenses                 $         78,729
------------------------------------------------------------
         Payable to related party                                         8,154
------------------------------------------------------------
         Warehouse line of credit                                       855,295
------------------------------------------------------------
         Notes payable - current portion                                 18,747
------------------------------------------------------------  -----------------
                 Total Current Liabilities                              960,925
------------------------------------------------------------

------------------------------------------------------------  -----------------
    Long-Term Liabilities
------------------------------------------------------------
         Notes payable - net of current portion                         285,799
------------------------------------------------------------  -----------------
TOTAL LIABILITIES                                                     1,246,724
------------------------------------------------------------  -----------------

------------------------------------------------------------  -----------------
MINORITY INTEREST                                                        92,594
------------------------------------------------------------  -----------------

-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------
    Preferred stock - 5,000,000 shares authorized at $0.001
    par, none issued and outstanding                                          0
-------------------------------------------------------------------------------
    Common stock - 100,000,000 shares authorized at $0.001 par;
         16,039,000 shares issued and outstanding                        16,039
-------------------------------------------------------------------------------
    Paid in capital                                                      716,383
-------------------------------------------------------------------------------
    Retained earnings (deficit)                                       (463,572)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              268,850
-------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      1,608,168
----------------------------------------------------------  ===================



                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                      Unaudited consolidated Statements of
              Operations for the three months and nine months ended
                             March 31, 2002 and 2001

                                                  Three months                      Nine months
                                                  ended March 31,                   ended March 31
                                                        2002            2001            2002             2001
Revenues                                            $      889,181  $     305,831   $   2,033,024   $   1,018,141
Operating expenses
   Salaries and direct loan costs                          506,576        180,440       1,053,763         594,329
   General and administrative costs                        314,649        106,289         801,414         430,377
      Total operating expenses                             821,225        286,729       1,855,177       1,024,706
                                                  ----------------------------------------------- ---------------
          Net income (loss) from operations                 67,956         19,102         177,847         (6,565)
Other income (expense)
   Interest income                                               -              -           3,094               -
   Interest expense                                       (28,378)       (27,116)        (83,826)        (58,460)
   Unrealized gain (loss) on securities                          -              -         (7,290)               -
                                                  ----------------------------------------------- ---------------
          Total other income (expense)                    (28,378)       (27,116)        (88,022)        (58,460)
                                                  ----------------------------------------------- ---------------
Income (loss) before minority interest and
     tax provision                                          39,578        (8,014)          89,825        (65,025)
Minority share of (income) loss                            (9,895)              -        (26,966)               -
Provision for income taxes                                       -              -               -               -
                                                  ----------------------------------------------- ---------------
Net income (loss)                                 $         29,683  $     (8,014)   $      62,859   $    (65,025)
                                                  =============================================== ===============

Net income (loss) per common share                $            0.0  $         0.0   $        0.00   $        0.00
                                                  =============================================== ===============
Weighted average shares outstanding                     16,039,000                     16,039,000

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited consolidated Statements of Cash Flows
                for the nine months ended March 31, 2002 and 2001

                                                                            Nine months          Nine months
                                                                               ended                ended
                                                                             March 31,            March 31,
                                                                               2002                 2001
                                                                        -------------------  -------------------
Cash Flows from Operating Activities:
Net Income (loss)                                                       $            62,859  $          (60,025)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                    8,229                9,619
     Loss on sale of securities                                                       7,290                    -
     Loss on disposal of property                                                         -               15,612
     Decrease (increase) in advances receivable                                    (31,796)             (89,108)
     Decrease (increase) in receivables from sale of loans                          779,693            (195,721)
     Increase - deposits                                                              (500)                    -
     Increase (decrease) in accrued expenses                                         29,725              (7,872)
     Increase in related party payable                                                8,154                    -
     Increase (decrease) in minority interest                                        26,967                    -
     Increase (decrease) in warehouse line payable                                (796,649)              246,810
                                                                        -------------------  -------------------
         Net Cash Provided by/(Used in) Operating  Activities                        93,972             (85,685)

Cash Flows from Investing Activities:
     Decrease (increase) in notes receivable                                      (179,180)                4,804
     Decrease (increase) in other investments                                        12,500                    -
     Net decrease (increase) in marketable securities                                56,788            (200,551)
     Purchase of property and equipment                                             (3,833)                    -
                                                                        -------------------  -------------------
         Net Cash Provided by/(Used in) Investing Activities                      (113,725)            (195,747)

Cash Flows from Financing Activities:
     Proceeds from long term debt                                                   277,764                    -
     Principal payments on long term debt                                          (10,187)             (27,004)
     Issuance of common stock for cash                                                    -              291,000
     Issuance of subsidiary stock for cash                                           20,000                    -
     Receipt of dividends                                                                 -               26,960
                                                                        -------------------  -------------------
         Net Cash Provided by/(Used in) Financing Activities                        287,577              290,956

Net Increase(decrease) in Cash                                                      267,824                9,524

Beginning Cash Balance                                                               41,672               26,932

Ending Cash Balance                                                     $           309,496  $            36,456

                 See accompanying notes to financial statements

                           BOTTOMLINE HOME LOAN, INC.
                        Notes to the Unaudited Financial
               Statements For the Nine Months ended March 31, 2002


NOTE  1  Summary of Significant Accounting Policies

         Nature of Operations

         The Company incorporated under the laws of the State of Nevada on February 15, 1996 as CyberEnergy, Inc. The name of the Company was changed to Bottomline Home Loan, Inc. on May 4, 2001. The Company was a development stage company until June 26, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting. The Company's ownership percentage of Bottomline Mortgage was subsequently reduced to 75% due to the sale of Bottomline Mortgage common stock. The Company assists individuals, brokers and others in obtaining long term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena, California. Loan applications are also solicited and received at office locations in Salt Lake City, Utah and San Marcos, Texas. The Company is a Loan Correspondent, non-supervised, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

         Accounting Method

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.) and its 75% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the period. Weighted average number of shares outstanding during the period was calculated as the number of common shares of parent stock received in exchange for the then outstanding common shares of Bottomline Mortgage, Inc.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect

                           BOTTOMLINE HOME LOAN, INC.
                        Notes to the Financial Statements
                    For the Nine Months ended March 31, 2002

         the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fiscal Year

         The Company in 2001 adopted June 30 as its fiscal year end. Previous financial statements of the Company have been issued based on a December 31 fiscal year end.

Note 2   Unaudited Consolidated Financial Statements

         The unaudited consolidated financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months and nine months ended March 31, 2002. The results of operations for the three months and nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year.

Note 3   Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2002.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATIONS

               General

         Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyber Energy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. (BottomLine) in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline then became an operating subsidiary of the Company effective July 1, 2001. The executive office is located at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711
         S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

         The Company's operations are conducted primarily through its subsidiary Bottomline, Bottomline is an independent retail mortgage banking company engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted at high-credit-quality borrowers over the Internet, as well as through 14 commission-compensated loan originators. Bottomline operates from a principal office in Pasadena, California and a call center in San Marcos, Texas to service the 20 states in which it is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. In the year 2000, Bottomline originated approximately $17.3 million in loans, of which 48.8% were first mortgages and 51.2% were second mortgages made to owners seeking to refinance property they already owned. Bottomline originated and closed approximately
         $33.2 million in loans during 2001, of which 85% were first mortgages and the balance of 15% were second mortgages made to owners seeking to refinance property they already owned. Our revenues increased significantly during the past nine months due to the opening of the San Marcos, Texas call center in June of 2001 and interest rate cuts during the period from late 2000 through late 2001. Revenues for the nine months ended March 31, 2002, were almost double what they were for the nine months ended March 31, 2001. Total revenues for the nine months ended March 31, 2002 were $2,033,024 compared to $1,018,141 for the same period during ending March 31, 2001. Our net income/(loss) for the nine months ended March 31, 2002 and March 31, 2001 was $62,859 and ($65,025) respectively. The number of actual mortgages funded during this nine month period was up 51.3%, from 189 loans in 2001 to 286 during the same nine-month period in 2001.

         Bottomline was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of an Internet mortgage web site,www.bottomlinemortgage.com.

         The operations of the Company are more fully set forth in the June 30, 2001 10-KSB/A filed on December 6, 2001.

         Results Of Operations

         The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's future ability to enter new markets and introduce additional and new products into its markets.

         Three months ending March 31, 2001 and 2002

         Revenues for the three months ended March 31, 2002 were $889,181, compared to revenues of $305,831 for the three months ended March 31, 2001, due to growth in the number of loans written during the quarter and as a result of the increased number of mortgages closed during the more recent period.

         General and administrative expenses were $314,649 for the three months ended on March 31, 2002, and $106,289 for the comparable period in 2001, an increase of $208,360 or approximately 196%. The increase was a result of the expansion of loan activity and the addition of the San Marcos, Texas calling center.

         Net income (loss) for the quarters ended March 31, 2002 and 2001 was $29,683 and $(8,014), respectively.
         As a percentage of revenue, net income for the three month period ended March 31, 2002, was 3.34% as compared to the loss equal to 2.6% of revenues for the three month period ended March 31, 2001. The increase in revenues over the comparable period can be attributed to an increase in loan activity resulting from the opening of the new call center in Texas and the lowering of interest rates.

         Nine months ending March 31, 2002 and 2001.

         Revenues for the nine months ended March 31, 2002 were $2,033,024, compared to revenues of $1,018,141 for the nine months ended March 31, 2001, due to growth in the number of loans written during the period and as a result of the increased number of mortgages closed during the more recent period.

         General and administrative expenses were $801,414 for the nine months ended on March 31, 2002, and $430,377 for the comparable period in 2001, an increase of $371,037 or approximately 86%. The increase was a result of the expansion of loan activity and the addition of the San Marcos, Texas calling center.

         Net income (loss) for the nine month period ended March 31, 2002 and 2001 was $62,859 and $(65,025), respectively. As a percentage of revenue, net income for the nine month period ended March 31, 2002, was 3.09% as compared to the loss equal to 6.38% of revenues for the nine month period ended March 31, 2001. The increase in revenues over the comparable period can be attributed to an increase in loan activity resulting from the opening of the new call center in Texas and the lowering of interest rates.

         Liquidity and Capital Resources

         The Company had ending cash balance of $309,496 at March 31, 2002, as compared to $36,456 at March 31, 2001.

         Total stockholders' equity in the Company was $268,850 as of March 31, 2002, compared to stockholder's equity of $242,543 as of December 31, 2001.

         Cash flows provided by operations was $93,972 for the nine months ended March 31, 2002 as compared to cash flows used by operations of $85,685 for the nine months period ended March 31, 2001.

         Cash flows used in investing activities was $113,725 for the nine months ended March 31, 2002 as compared to cash flows used in investing activities of $195,747 for the nine month period ended March 31, 2001.

                                                          PART II

                            ITEM 1 LEGAL PROCEEDINGS

         There have been no material changes in the status of legal proceedings as reported in the Company's 10-KSB/A as filed on December 6, 2001.

                 ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities since the filing of the Company's 10-KSB/A as filed on December 6, 2001.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

               (b)   Reports   on   Form   8-K.   No   reports   on   Form   8-K
          ------------------- were filed during the quarter.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2002.

                                    BOTTOMLINE HOME LOAN, INC.



                                             /s/ Buster Williams, Jr.
                                   --------------------------------------------
                                                   Buster Williams. Jr.
                                                    CEO and Director

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