Form 10KSB
period 2002-06-30
BOTTOMLINE HOME LOAN INC
filed 2002-09-30
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended June 30, 2002

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

                      Yes    X                  No
                          ------                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The Issuer's total consolidated revenues for the fiscal year ended June 30, 2002 were $ 2,601,327.

At September 20, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 16,039,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page


Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................5

Item 3.           Legal Proceedings............................................5

Item 4.           Submission of Matters to a Vote of Security-Holders..........6


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....6

Item 6.           Management's Discussion and Analysis or Plan of Operation....7

Item 7.           Financial Statements.........................................8

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure..........................9

                                    PART III

Item 9.           Directors and Executive Officers.............................9

Item 10.          Executive Compensation.......................................9

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................10

Item 12.          Certain Relationships and Related Transactions..............11

Item 13.          Exhibits and Reports on Form 8-K............................12

                  Signatures..................................................13

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

Bottomline Home Loan, Inc. (fka Cyberenergy, Inc.) was formed under Nevada law on February 15, 1996. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of the common shares of the Company or a 62% interest of the issued and outstanding shares of its common stock. Bottomline Mortgage, Inc. then became an operating subsidiary of the Company effective as of July 1, 2001. Our executive office is located at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

General

The Company operates primarily through its subsidiary, Bottomline Mortgage, Inc. ("Bottomline"). Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. During fiscal year 2002 it originated approximately $46,695,166 in loans, of which 90.5% were first mortgages and 9.5% were second mortgages made to persons seeking to refinance their residential loans. During the fiscal year 2001 approximately $20,277,215 in loans were originated of which 78.1% were first mortgages and 21.9% were second mortgages to owners seeking to refinance.

Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through commission-compensated loan originators. Operations are conducted from Company offices in Pasadena, California and Clearwater, Florida which operate as community loan centers and call centers to service the 18 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its' loan products to more than 4 different buyers of residential mortgage loans.

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of Internet mortgage web site, www.bottomlinemortgage.com. The Company has acquired a 76% ownership interest (subsequently a sale reduced ownership to 75%) in Bottomline which is now operated as a subsidiary of the Company.

Operation of Business After Acquisition

The primary operations of the Company consist of the mortgage banking business conducted by Bottomline Mortgage, Inc. a majority owned subsidiary of the Company. As a mortgage bank, Bottomline generates revenue through the origination and subsequent sale of funded loans. This revenue is made up of a net gain on the sale of the loans, sale of the equity Builder memberships and Origination fees. The Origination fees include loan-related fees consisting of origination points, application, documentation and processing fees paid by the borrower. Home equity program, a loan management ervice which Bottomline administers, pays Bottomline a set fee every time a customer subscribes to the program.

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

Seasonality affects the mortgage industry as loan originations are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, Bottomline will expect higher earnings in the second and third quarters and lower earnings in the first and fourth quarters of the calendar year.

Interest rates and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease as higher interest rate provide reduced economic incentives for borrower's to refinance their existing mortgages. Due to changes in the interest rate environment over recent months, Bottomline's historical performance may not be indicative of results in future interest rate environments. Recent net losses or profits by Bottomline may distort some ratios and financial statistics and may make period-to-period comparisons difficult.

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

          Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $300,700 for single-family, one-unit mortgage loans in the continental United States). Bottomline offers Jumbo Loans with creative financing features, such as the pledging of security portfolios. Bottomline's Jumbo Loan program is geared to the more financially sophisticated borrower.

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

The lending involved with the retail mortgage loans handled by the Company also require compliance with Federal lending and credit regulations, including but not limited to, the Federal Truth-in-Lending Act and Regulation Z thereunder, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Home ownership and Equity Protection Act of 1994, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder, the Federal Debt Collection Practices Act, the Fair Credit Reporting Act of 1970 and the various state laws and regulations imposed by the various states in which the Company operates and conducts loan activity.

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

Bottomline's current operations on the Internet are not presently subject to direct regulation by any government agency in the United States beyond mortgage-related regulations and regulations applicable to businesses generally. A number of legislative and regulatory proposals have been under consideration by federal, state and local governmental organizations and may lead to laws or regulations concerning various aspects of business on the Internet, including:

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

Employees

As of September 20, 2002 we have 14 full time commission only loan originators and 7 salaried production staff, plus 2 management staff (Buster Williams, Jr. and his son David Williams) for a total of 23 staff members.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its executive offices at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101. The building is owned by 200 South Los Robles-VEF V LLC, a nonrelated Limited Liability Company. The Company pays annual rent of $74,485 for the use of this 2,722 square foot office location.

ITEM 3.           LEGAL PROCEEDINGS

The majority owned subsidiary of the Company, Bottomline Mortgage, Inc. and Buster Williams, Jr., (president of both the Company and Bottomline Mortgage, Inc.) individually have been sued in the Superior Court of the State of

California, County of San Diego, Case No. GIC 766622 in a case entitled Radoslav Kalla vs. Bottomline Mortgage, Inc., C & W Global Realty, Inc.; Buster Williams, Jr.; and Does 1 through 10, inclusive. The suit alleges that Bottomline Mortgage, Inc. is obligated to Mr. Kalla in the sum of $180,000 for loans that have not been repaid to him on demand. The Defendants have filed their answer and are contesting the allegations of Mr. Kalla. It is their position that Mr. Kalla is an investor in Bottomline Mortgage, Inc., through his purchases of preferred stock and is thus not entitled to the damages and recovery sought by his suit. This matter is set for trial.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

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

Recent Sales of Unregistered Securities

In a signed Stock Exchange Agreement the Company agreed that in exchange for 50,000 shares of the common stock of Torchmail Communications, Inc. the Company would issue 500,000 restricted shares of its common stock, this transaction was approved by the Board of Directors on June 28, 2001 and concluded shortly thereafter by issuing the 500,000 restricted shares of the Company's common stock to Torchmail and receiving in return 50,000 restricted shares of Torchmail Communications, Inc. common stock. This private stock sale was made in reliance on the exemptions from registration afforded by Section 4(2) of the 1933 Act. The parties in August of 2002, subsequent to the end of the fiscal year, agreed in a written agreement to reverse the exchange carried by this agreement and return the shares each party had issued to the other, completion of this process will be completed in the near future.

Record Holders

Bottomline Home Loan, Inc.'s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, of which 16,039,000 are issued and outstanding as of September 20, 2002. There is authorized preferred stock of 5,000,0000 shares, par value of $0.001, none of which is issued or outstanding and there are no options, warrants or other instruments convertible into shares outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations Bottomline Home Loan, Inc.

Revenues

The Company had loan origination income and interest income of $1,024,193, in addition to income from the sale of loans and servicing rights in the amount of $1,078,769 and additional income of $498,365 from the sale of equity builder memberships in the fiscal year ended June 30, 2002. The total revenues for Bottomline during the fiscal year ended June 30, 2002 were $2,601,327.

Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 2002, were $626,786 and such expenses for the fiscal year ended June 30, 2001 were $655,904, an increase of $29,118 or 5%. Selling, general and administrative expenses for 2001 and 2002 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the year ended June 30, 2002 were $1,806,780 compared to $789,175 for the year ended June 30, 2001, an increase of $1,017,605 or 129%, this increase is attributable to an increase in employee and other expenses related to an increase in the number and amount of loans processed during the year ended June 30, 2002 compared to the similar period ended June 30, 2001. Interest expenses of $92,309 for the year ended June 30, 2002 compared to $104,673 for 2001 a decrease of $12,364 or 12% as a result of reduction in loan balances.

Total operating expenses for the year ended June 30, 2002 were $2,525,875 compared to $1,549,752 for the year ended June 30, 2001 an increase of $972,123 or 63% resulting from the increased amount of business and other factors as stated. An item that contributed to additional expenses in 2002 was related to the Company's efforts to complete a Form SB-2 Registration Statement and the related costs and audit information required in that process.

Losses/Gains

The Company had a net income of $52,028 for the year period ended June 30, 2002, compared to net losses of $252,441 for the fiscal year ended June 30, 2001. The net income for the current year are a reflection of increased business resulting from the favorable interest rates for mortgages available to the Company and it's customers during the year. The amount of loan originations by the Company increased from $20,277,215 for the fiscal year ended June 30, 2001 to $46,695,166 for the fiscal year ended June 30, 2002. This 130% increase in loan origination is a result of the additional commissioned loan origination staff hired by the Company and the opening of an office in San Marco, Texas at a time when the mortgage interest rates available were being reduced. The Company's net loss for the prior period were attributable to general and administrative expenses and the increases reflect the expenses related to the acquisition of Bottomline Mortgage, Inc. and related accounting, audit and reporting expenses arising from that acquisition.

Results of Operations Bottomline Mortgage, Inc.

Revenues and Expenses

Comparable information for the Company's majority owned subsidiary, Bottomline Mortgage, Inc. show that for the fiscal year ending June 30, 2002 it had $2,601,327 in revenues and $1,330,275 for the fiscal year ending June 30, 2001. Operating expenses for the years ended June 30, 2002, and June 30, 2001, for Bottomline Mortgage, Inc. were respectively, $2,525,875 and $1,549,752, with depreciation expenses for those respective years in the amounts of $10,711 and $10,972. The reason for the increase in both revenues and expenses from the year 2001 to 2002 is a result of the increase in commissioned loan origination staff and fluctuations in the interest rate market and its effect on the increased amount of business obtained by Bottomline.

Losses

Net loss for Bottomline Mortgage, Inc. for the year ended June 30, 2001 was $332,037 and for the year ended June 30, 2002 the net income was $72,165. For the year ended June 30, 2001 other losses contributing to the net loss included a loss of $64,588 on the sale of securities, a $5,021 loss on asset disposal and unrealized losses of $51,101 on securities.

Liquidity and Capital Resources of Bottomline Home Loan, Inc.

The Company is currently authorized to issue 500,000,000 shares of common stock, of which 16,039,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of September 20, 2002. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the fiscal year ending June 30, 2003. The Company anticipates that its major shareholders and/or the revenue generated from its current operations will contribute sufficient funds to satisfy the cash needs of the Company through the fiscal year ending June 30, 2003. However, there can be no assurances to that effect as the Company's need for capital may change dramatically during that period.


ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended June 30, 2002 are attached hereto as F-1 through F-19.

                           BOTTOMLINE HOME LOAN, INC.
                              Financial Statements
                             June 30, 2002 and 2001

                           BOTTOMLINE HOME LOAN, INC.
                      (formerly known as CYBERENERGY, INC.)

                                Table of Contents


                                                                           Page
Independent Auditors' Report .............................................F-3-4

Consolidated Balance Sheet - June 30, 2001 and 2002........................ F-5

Statements of Stockholders' Equity for the one year periods
ended June 30, 2001 and June 30, 2002.......................................F-6

Statements of Operations for the one year periods ended June
30, 2001 and June 30, 2002..................................................F-7

Statements of Cash Flows for the one year periods ended June
30, 2001 and June 30, 2002 .................................................F-8

Notes to Financial Statements .......................................... F-9-19

                          [LETTERHEAD OF TANNER & CO.]

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Bottomline Home Loan, Inc.


We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Tanner + Co.

Salt Lake City, Utah
August 9, 2002

           5872 South 900 East, Suite 250 *Salt Lake City, UT 84121 *
                      (801) 269-1818 * Fax (801) 266-3481
                       (Letterhead of Mantyla McReynolds)
                           A Professional Corporation
                                      (CPA)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.)
Pasadena California

We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.), and consolidated subsidiary, as of June 30, 2001, and the related statements of stockholders' equity, operations, and cash flows for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BottomLine Home Loan, Inc. (formerly known as CyberEnergy, Inc.), and consolidated subsidiary, as of June 30, 2001, and the results of operations and cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

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


/s/ MANTYLA MCREYNOLDS

August 27, 2001
Salt Lake City, Utah

                           BOTTOMLINE HOME LOAN, INC.
                           Consolidated Balance Sheet
                             June 30, 2002 and 2001

Assets                                                   2002          2001
                                                    ------------   -----------

Current assets:
Cash                                                $    274,028   $    41,672
Marketable securities                                     14,375       118,546
Receivables from sales of loans                          866,711     1,717,850
Other fee receivable                                     353,740             -
Prepaids and other assets                                 12,500             -
                                                    ------------   -----------

Total current assets
                                                       1,521,354     1,878,068

Property and equipment, net                               32,113        38,991
Note receivable                                                -       106,150

Other assets                                               9,826        17,672
                                                    ------------   -----------

                                                    $  1,563,293   $ 2,040,881
                                                    ------------   -----------
Liabilities and Stockholders' Equity

Current Liabilities:
Warehouse line of credit                            $     782,13   $ 1,651,944
Note payable                                             353,740             -
Accounts payable and accrued expenses                     68,259       100,350
Current maturities of long-term debt                      15,373        22,877
                                                    ------------   -----------

Total current liabilities                              1,219,510     1,775,171

Long-term debt                                                 -        14,092

                                                    ------------   -----------
Total liabilities                                      1,219,510     1,789,263
                                                    ------------   -----------

Minority interest                                         85,764        57,451

Commitments and contingencies                                  -             -

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding                    -             -
Common stock, $.001 par value, 500,000,000 shares
authorized; 16,039,000 shares
issued and outstanding, respectively                      16,039        16,039
Additional paid-in capital                               716,383       704,559
Accumulated deficit                                    (474,403)     (526,431)
                                                    ------------   -----------

Total stockholders' equity                               258,019       194,167
                                                    ------------   -----------

                                                    $  1,563,293   $ 2,040,881
                                                    ------------   -----------

See accompanying notes to consolidated financial statements.

                           BOTTOMLINE HOME LOAN, INC.
                      Consolidated Statement of Operations

                       Years Ended June 30, 2002 and 2001


                                                          2002        2001
                                                     ------------ -----------

Revenues:
Equity builder revenue                               $    498,365 $         -
Origination and commitment fee revenue                  1,024,193     643,732
Income from sale of loans and servicing rights          1,078,769     586,543
Consulting revenue                                              -     100,000
                                                     ------------ -----------

Total revenues                                          2,601,327   1,330,275
                                                     ------------ -----------

Operating expenses:
Salaries and direct loan costs                          1,806,780     789,175
Interest                                                   92,309     104,673
Selling, general and administrative                       626,786     655,904
                                                     ------------ -----------

Total operating expenses                                2,525,875   1,549,752
                                                     ------------ -----------

Income (loss) from operations                              75,452   (219,477)
                                                     ------------ -----------

Other income (expense):
Interest income                                             3,094       8,150
Other income                                                    -           -
Loss on disposal of asset                                       -     (5,021)
Realized and unrealized gains (losses)
on sale of securities                                     (6,381)   (115,689)
                                                     ------------ -----------

Total other income (expense)                              (3,287)   (112,560)
                                                     ------------ -----------

Net income (loss) before minority interest
  and taxes                                                72,165   (332,037)

Income tax (expense) benefit                                    -           -

Minority share of (income) loss                          (20,137)      79,596
                                                     ------------ -----------

Net income (loss)                                    $     52,028 $ (252,441)
                                                     ------------ -----------

Net income (loss per common share)
  - basic and diluted                                $       0.00 $    (0.03)
                                                     ------------ -----------

Weighted average shares outstanding
  - basic and diluted                                  16,039,000   9,373,000
                                                     ------------ -----------
See accompanying notes to consolidated financial statements.

                                 BOTTOMLINE HOME
                                   LOAN, INC.
                 Consolidated Statement of Stockholders' Equity

                       Years Ended June 30, 2002 and 2001

                                                                                        Additional
                                     Preferred Stock             Common Stock        Paid-in    Accumulated deficit
                                   Shares     Amount        Shares      Amount       Capital                           Total
                                  --------  ---------   -----------  ----------   ------------   ---------------   ------------

Balance, July 1, 2000                    -  $       -     4,250,000  $  349,900   $          -         (194,394)        155,506


Effect of recapitalization
                                         -          -     4,627,000   (756,091)        756,091                 -               -

Common stock issued for:
Cash
                                         -          -       873,000     291,000              -                 -         291,000
Services
                                         -          -       250,000      83,333              -                 -          83,333

Capital contributed by officer
                                         -          -             -      41,858              -                 -          41,858

Shares issued in reverse merger
                                         -          -     6,039,000       6,039       (51,532)                 -        (45,493)

Net loss
                                         -          -             -           -              -         (332,037)       (332,037)
                                  --------  ---------   -----------  ----------   ------------   ---------------   -------------

Balance, June 30, 2001
                                         -          -    16,039,000      16,039        704,559         (526,431)         194,167

Subsidiary stock issued for cash
                                         -          -             -           -         11,824                 -          11,824

Net income
                                                                                                          52,028          52,028
                                  --------  ---------   -----------  ----------   ------------   ---------------   -------------

Balance, June 30, 2002                      $       -    16,039,000      16,039   $    716,383         (474,403)         258,019

                                  --------  ---------   -----------  ----------   ------------   ---------------   -------------

See accompanying notes to consolidated financial statements.

                           BOTTOMLINE HOME LOAN, INC.
                      Consolidated Statement of Cash Flows


                                                               2002       2001
                                                          ---------- -----------

Cash flows from operating activities:
Net income (loss)                                         $   52,028 $ (252,441)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation                                                  10,711      10,972
Loss on disposition of assets                                      -       5,021
Realized and unrealized loss on trading securities             6,381      51,101
Common stock issued for services                                   -      83,333
Minority interest in net income                               20,137    (79,596)
Decrease (increase) in:
Accounts receivable                                          851,139   (800,271)
Short-term notes receivable                                (353,740)           -
Prepaid and other assets                                    (12,500)           -
Other assets                                                   7,846           -
Increase (decrease) in:
Cash overdraft                                                     -           -
Accounts payable and accrued liabilities                    (32,091)      81,379
Warehouse line of credit                                   (869,806)     815,214
                                                          ---------  -----------

Net cash used in operating activities                      (319,895)    (85,288)
                                                          ---------- -----------

Cash flows from investing activities:
Net change in marketable securities                           97,790   (154,383)
Decrease (increase) in notes receivable                      106,150     (5,171)
Purchase of property and equipment                           (3,833)           -
                                                          ---------- -----------

Net cash provided by (used in) investing activities          200,107   (159,554)
                                                          ---------  -----------

Cash flows from financing activities:
Net increase in note payable                                 353,740           -
Payments of long-term debt                                  (21,596)    (28,466)
Cash acquired in reverse acquisition                               -       1,488
Issuance of subsidiary stock for cash                         20,000           -
Proceeds from issuance of common stock                             -     291,000
                                                          ---------- -----------

Net cash provided by financing activities                    352,144     264,022
                                                          ---------- -----------

Net increase in cash and cash equivalents                    232,356      19,180

Cash and cash equivalents at beginning of year                41,672      22,492
                                                          ---------- -----------

Cash and cash equivalents at end of year                     274,028 $    41,672
                                                          ---------- -----------

Cash paid for:
                    Interest                              $   92,309     104,673
                    Income taxes                          $        -           -

See accompanying notes to consolidated financial statements.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

1.Summary of   Nature of Business
Significant The Company incorporated under the laws of the State of Nevada on Accounting February 15, 1996 as CyberEnergy, Inc. The name of the company
Policies       was changed to  Bottomline  Home Loan,  Inc. on May 4, 2001.  The
               Company was a  developmental  stage  company until June 27, 2001,
               when  it  acquired  76%  of  the  outstanding   common  stock  of
               Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore the historical results presented in the financial statements are those of Bottomline Mortgage, Inc., the accounting acquirer, through June 27, 2001, after which historical results represent the combined entity. The Company assists individuals, brokers, and others in obtaining long-term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena, California. Loan applications are also solicited and received at office locations in Salt Lake City, Utah; Phoenix, Arizona; and San Marcos, Texas.
               The  Company  is a loan  correspondent,  as  defined  by the U.S.
               Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

               Principles of Consolidation
               The accompanying consolidated financial statements sheet include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 75% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

               Estimates
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               Cash and Cash Equivalents
               The Company considers all deposits with initial maturities of three months or less to be cash equivalents.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001




1. Summary of  Concentration of Credit Risk
Significant The Company's primary business is originating conventional Accounting mortgage loans and mortgage loans based on FHA/HUD Title II
Policies       regulations.  As an approved FHA/HUD Title II loan correspondent,
Continued      the  Company's  HUD  mortgages  are  insured  by  FHA.  Title  II regulations limit the size of individual loans to specific dollar
               amounts,    and    contain    guidelines    regarding    borrower
               credit-worthiness. Company management believes the credit risk associated with specific borrowers and geographic concentrations is not significant.

               The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

               Financial instruments, which potentially subject the Company to concentration of credit risk include receivables from investors and customers. In the normal course of business, the Company provides credit terms to investors and customers. Accordingly, the Company performs ongoing credit evaluations of investors and customers.

               Interest Rate Risk
               The Company is subject to risk associated with changing interest rates. Changing rates may impair the ability of the Company to market its mortgage products. The Company mitigates this risk by offering products that transfer this risk to purchasers.

               Earnings Per Share
               The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

               The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of June 30, 2002 and 2001, the Company had no stock options or warrants outstanding.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

1.Summary of   Marketable Securities
Significant The Company has classified its marketable securities as "trading" Accounting securities in accordance with Statement of Financial Accounting
Policies       Standards (SFAS) No. 115.  Trading  securities are stated at fair
Continued      value,  with  unrealized  gains and losses reported as a separate
               portion  of  other  income   (expense)  in  the   statements   of
               operations.  Marketable securities - trading at June 30, 2002 and
               2001 were valued at $14,375 and $118,546 respectively.  Valuation of other  security  investments  is based on  acquisition  costs.
               Markdowns   are  made  to  reflect   significant   and  permanent
               impairment in value. Gains and losses on sales of securities are determined using the average cost method.


               Property and Equipment
               Software, furniture and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which is estimated to be between five and seven years. Depreciation for financial reporting purposes amounted to approximately $11,000 for each of the years ended June 30, 2002 and 2001. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of fixed assets are reflected in the Statement of Operations.

               Recognition of Mortgage Fee Income
               Mortgage fee income consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are; (1) the transferred assets have been isolated from the Company and its creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage loan. The Company does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus meaning title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by the Company, is recorded.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

1.Summary of   Recognition of Mortgage Fee Income - Continued
  Significant In connection with the sale of mortgage loans, the Company also Accounting sells the servicing rights to such loans. The Company recognizes Policies revenue from the sale of such servicing rights when an agreement Continued with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser,  the selling price of such servicing  rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with  investors or servicers  that purchase  these rights require
               certain  warrants  and   representations  by  the  Company  which
               guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers, however to date such estimates are minor. During the years ended June 30, 2002 and 2001, the Company did not refund any service release premiums to a servicer.


               Commitment fees received, are non-refundable fees that arise from agreements with borrowers that obligate the Company to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

               Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

               Mortgage loans are primarily funded by lending institutions under warehouse line of credit agreements.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

1.Summary of   Recognition of Equity Builder Revenue
  Significant Equity builder revenue represents fees charged to customers to Accounting initiate the Equity Builder Program (the program). The program Policies allows the customer to make bi-weekly payments by automatic Continued transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2002 and 2001 was $353,740 and $0, respectively, which is shown under the caption other fee receivable on the balance sheet.


               Fiscal Year
               The Company recently adopted June 30 as its fiscal year end. Prior to June 30, 2001 financial statements were issued based on a December 31 year end.

               Impairment of Long-Lived Assets
               The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

               Income Taxes
               Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               Advertising
               The Company expenses advertising costs as they are incurred. During the years ended June 30, 2002 and 2001, the Company had advertising expenses aggregating to approximately $18,000 and $21,000, respectively.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

1. Summary of  Reclassifications
 Significant   Certain  amounts  in the  2001  financial  statements  have  been
 Accounting    reclassified to conform with the presentation of the current year
 Policies      financial statements.
 Continued

2.Marketable   Marketable  securities  consist of common  stock held in a single
  Securities   brokerage  account  and are  shown at fair  value at the  balance sheet date. Net realized and unrealized holding losses of approximately $6,000 and $116,000 have been recorded for the years ended June 30, 2002 and 2001 respectively.


3 Property     Property and equipment consists of the following as of June 30:
  and
  Equipment
                                                          2002       2001



                    Furniture and equipment         $    84,085 $   80,252

                    Less accumulated depreciation      (51,972)   (41,261)
                                                    ----------- ----------


                                                    $    32,113 $   38,991
                                                    ----------- ----------


4.Warehouse    The  Company has a  warehouse  line of credit  with an  available
  Line of      limit of  $3,000,000.  The line bears an  interest  rate of prime
  Credit       plus 1% (5.75% and 7.75% at June 30, 2002 and 2001  respectively)
               and matures on March 31, 2003. The line of credit is primarily secured by mortgage notes and proceeds from the sale of mortgage notes.

               The outstanding balance of the line of credit was $782,138 and $1,651,944 respectively as of June 30, 2002 and 2001.

5. Note        The Company  has a line of credit  with a  financial  institution
   Payable     bearing  interest  at a rate of prime  plus 1% (5.75% at June 30,
               2002), due on demand, secured by short-term receivables. The outstanding balance was $353,740 and $0 as of June 30, 2002 and 2001 respectively.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued




6.   Long-Term
     Debt            Long-term debt consist of the following at June 30:


                                                                2002        2001


                      Unsecured note payable to a bank with
                      monthly payments of $1,281 bearing
                      interest at 14.5%, due May 2003        $  15,373   $  29,465


                      Capital lease payable to a company
                      with monthly payments of $1,135,
                      maturing February 2002                         -       7,504
                                                             ---------   ---------

                                                             $  15,373   $  36,969



                           Future maturities of notes payable are as follows:

                           Year Ending June 30:

                                2003                  $      15,373



7.   Capital         The Company leases equipment under a long-term lease
     Leases          agreement.  This leases expires in 2002.

                     Equipment under the leases consists of the following as of June 30:

                                                         2002             2001

                        Office Equipment              $     -        $    25,507

                        Less accumulated depreciation       -            (8,556)

                                                     $      -        $    16,951

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued


8.   Common Stock

               During the year ending June 30, 2001, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 500,000,000.

9.   Income Taxes
               The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes for the following reasons at June 30:
                                                         2002             2001

                    Federal income tax (provision)
                    benefit at statutory rate         $ (27,000)      $  124,000
                    Change in valuation allowance         27,000       (124,000)
                                                      ----------      ----------

                                                      $        -      $        -


               Deferred tax assets (liabilities) are comprised of the following as of June 30:

                                                2002                2001

                    Net operating loss   $   167,000           $    194,000
                    Valuation allowance    (167,000)              (194,000)
                                         -----------           ------------
                                         $         -           $          -

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

9. Income      At  June  30,   2002,   the  Company  has  net   operating   loss
   Taxes       carryforwards  available  to  offset  future  taxable  income  of
   Continued   approximately  $448,000,  which  will begin to expire  2019.  The utilization of the net operating loss  carryforwards is dependent upon the tax laws in  effect at the time the net  operating  loss carryforwards  can be  utilized.  The  Tax  Reform  Act  of  1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the changes in ownership.

               A valuation allowance has been recorded to offset the net deferred tax asset due to the uncertainty surrounding its realization.

                           BOTTOMLINE HOME LOAN, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

10.  Lease     The  Company  leases  office  space  and  equipment   under  non-
Commitments    cancelable  agreements.  Minimum lease  payments under these non-
               cancelable operating leases are as follows:

                        Year Ending June 30:

                           2003     $               117,000
                                                    -------

                                    $               117,000
                                                    =======


               Total  rent  expense  related to these  non-cancelable  operating
               leases  for  the  years  ended  June  30,  2002  and  2001,   was
               approximately $131,000 and $124,000 respectively.


11.            Sales of Loans with Recourse
Commitments    The Company has agreements with investors that purchase  mortgage
and            notes from the Company. These agreements contain certain recourse
Contingencies  provisions.  In general,  the  Company is required to  repurchase loans in the event of circumstances including:

               Failure to deliver original documents specified by the investor.

               The existence of fraud in the origination of the loan.

               The borrower becomes delinquent during the first several months after the loan is sold.

               The Company incurred loan repurchase expenses of approximately $31,000 and $47,000 during the years ended June 30, 2002 and 2001 respectively. No provision has been included in the financial statements for future loan repurchases because such amounts are not considered to be material.

               Litigation
               The Company may become or is subject to investigations, claims or lawsuits ensuing out of conduct of its business. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.

12.Fair Value The Company estimates that the fair value of all financial at of Financial June 30, 2002 and 2001, does not differ Instruments materially
 instruments   from the aggregate  carrying values of its financial  instruments recorded in the accompanying balance sheet.

13. The Company sold materially all of its loans to three investors Concentration during the years ended June 30, 2002 and 2001.
of Revenues

14.  Related   In   August   1999,   the   Company   advanced   $75,000   to  an
Party          officer/director  in exchange  for a note secured by a third deed
Transactions   of trust on his personal residence.  The note bore interest at 7%
               and required no monthly payments. Principal and interest were due
               July 4, 2009, however the note was paid in full in 2002.

               During the year ended June 30, 2001, officers of the Company personally paid operating expenses of the Company for which they were not reimbursed. The officers have agreed not to seek reimbursement from the Company. Unreimbursed expenses totaled approximately $42,000 and have been treated as additional paid in capital prior to the acquisition date.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS

The following individuals constitute the Company's Executive Officers and Directors as of September 20, 2002.

         Name                         Age            Position

     Buster Williams, Jr.               49       President and Director
     David Williams                     27       Director


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

ITEM 10.  EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of the Company, fiscal years ended December 31, 1999 or 2000 and June 30, 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by officers of the Company during the fiscal years ended December 31, 2000, ended June 30, 2001 and June 30, 2002. There is currently no policy in place that prevents the Company from compensating current or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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


                                            SUMMARY COMPENSATION TABLE

               Annual Compensation                                       Long Term Compensation
                                                                  Awards                    Payouts

                                              Other     Restricted    Securities                 All
Name and                                      Annual       Stock      Underlying    LTIP        Other
Principal           Salary        Bonus    Compensation   Award(s)      Options    payouts   Compensation

Position     Year     ($)          ($)          ($)         ($)         SARs(#)      ($)          ($)
Buster       2002   $105,210        -            -           -             -         -             -
Williams     2001     45,920        -            -           -             -         -             -
CEO &        2000     38,540        -            -           -             -         -             -
Director

Richard
Surber       2001      -            -            -        $2,000           -         -             -
President &  2000      -            -            -             -           -         -             -
Director



As officers of Bottomline Mortgage, Inc. Buster Williams, Jr., President and CEO of Bottomline was paid a salary of $38,540 for the calendar years ending December 31, 2000 and 1999 and was paid $45,920 for the six month period ending June 30, 2001, David J. Williams, Senior Vice- President, Operations was paid a salary of $15,700 for the calendar years ending December 31, 2000 and 1999 and was paid $7,700 for the six month period ending June 30, 2001.

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of September 20, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of September 20, 2002, there were 16,039,000 shares of common stock issued and outstanding.


 Title of Class        Name and Address                Nature of   Amount of   Percent of class
                                                       Ownership   Ownership
------------------    -----------------------------   ----------   ----------  ----------------
Common Stock          Axia Group, Inc.(6)               Direct     2,000,000         12.5%
($0.001) par value    268 West 400 South, Suite 300
                      Salt Lake City, Utah 84101
Common Stock          Buster Williams(4)                Direct     6,843,330         42.7%
($0.001) par value    200 S. Los Robles Ave, #230
                      Pasadena, CA 91101               Indirect    293,757(1)        1.8%
Common Stock          David Williams(5)                 Direct     2,504,285         15.6%
($0.001) par value    200 S. Los Robles Ave., #230
                      Pasadena, CA 91101               Indirect    257,037(2)        1.6%
Common Stock          Richard Surber                    Direct     1,000,000         6.2%
($0.001) par value    268 West 400 South, #300
                      Salt Lake City, Utah 84101       Indirect   2,000,000(3)       12.5%
Common Stock          All Officers and Directors                   9,898,409         61.7%
($0.001) par value    as a Group, including direct
                      and indirect control

(1) Shares held by Mei Chen the spouse of Buster Williams
(2) Shares held by Caitlin Rabanera the spouse of David Williams
(3) Richard Surber is the President of Axia Group, Inc.
(4) Buster Williams, Jr. is the President and a Director of the Company and the father of David Williams
(5) David Williams is a Director of the Company and the son of Buster
    Williams, Jr.
(6) Axia group received these shares at the time of the founding of the Company in 1996.

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


(b)      Reports on Form 8-K.
         -------------------

         None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of September, 2002.

Bottomline Home Loan, Inc.
  /s/ Buster Williams
--------------------------
Name: Buster Williams, Jr.
Title: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date

 /s/ Buster Williams     President, CEO and Director        September 30, 2002
--------------------
Buster Williams, Jr.


 /s/ David Williams      Director                           September 30, 2002
-------------------
David Williams


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Bottomline Home Loan, Inc. (the" Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Buster Williams, Jr., Chief Executive Officer of the Company, and the Chief Financial Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

        /s/ Buster Williams
     ---------------------------------
     Buster Williams, Jr.
     Chief Executive Officer and
     Chief Financial Officer
     September 30, 2002

                                INDEX TO EXHIBITS

Exhibit       Page
No.           No.              Description
---           ---

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



* Incorporated by reference from prior filings of the Company.