Form 10QSB
period 2002-09-30
BOTTOMLINE HOME LOAN INC
filed 2002-11-14
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
         [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

         [ ]Transition report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition
         period from              to               .
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


                                 (626) 432-1500
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 11, 2002 was 15,539,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.........................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....4

                                                      PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES......................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................6

SIGNATURES............................................................6

INDEX TO EXHIBITS.....................................................8












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Bottomline Home Loan, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           BOTTOMLINE HOME LOAN, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                          INDEX TO FINANCIAL STATEMENTS



Unaudited Balance Sheet as of September 30, 2002.........................F-3-4

Unaudited Statement of Operations for the three months ended
September 30, 2002 and 2001................................................F-5

Unaudited Statement of Cash Flows for the three months ended
September 30, 2002 and 2001................................................F-6

Notes to Condensed Financial Statements.................................F-7-10

                           BOTTOMLINE HOME LOAN, INC.
                      Unaudited Consolidated Balance Sheet
                               September 30, 2002




ASSETS
--------------------------------------------------------------------------------------  --------------------

   Current Assets
--------------------------------------------------------------------------------------  --------------------

      Cash                                                                                          $129,115
--------------------------------------------------------------------------------------
      Marketable securities                                                                            1,875
--------------------------------------------------------------------------------------
      Short-term receivables                                                                         326,948
--------------------------------------------------------------------------------------
      Receivables from sale of loans                                                              3,047,517
--------------------------------------------------------------------------------------
      Prepaids and other assets                                                                      105,590
--------------------------------------------------------------------------------------  --------------------
          Total Current Assets                                                                     3,611,045
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------  --------------------

--------------------------------------------------------------------------------------  --------------------
      Property and equipment, net                                                                     32,383
--------------------------------------------------------------------------------------  --------------------
      Other assets                                                                                     9,826
--------------------------------------------------------------------------------------  --------------------

--------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $3,653,254
--------------------------------------------------------------------------------------  ====================


           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
                Unaudited Consolidated Balance Sheet (continued)
                               September 30, 2002


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------  -------------------
    Current Liabilities
--------------------------------------------------------------------------------------
         Warehouse line of credit                                                          $      2,845,248
--------------------------------------------------------------------------------------
         Note payable                                                                               314,078
--------------------------------------------------------------------------------------
         Accounts payable and accrued expenses                                                       99,776
--------------------------------------------------------------------------------------
         Current maturities of long-term debt                                                        11,530
--------------------------------------------------------------------------------------  -------------------
                 Total Current Liabilities                                                        3,270,632
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------  -------------------
    Long-Term debt                                                                                        -
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                 3,270,632
--------------------------------------------------------------------------------------  -------------------

--------------------------------------------------------------------------------------  -------------------
MINORITY INTEREST                                                                                    98,599
--------------------------------------------------------------------------------------  -------------------

--------------------------------------------------------------------------------------  -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------------  -------------------
    Preferred stock - 5,000,000 shares authorized at $0.001 par, 0 shares issued and outstanding
--------------------------------------------------------------------------------------  -------------------
    Common stock - 500,000,000 shares authorized at $0.001 par;
         15,539,000 shares issued and outstanding, respectively                                      15,539
--------------------------------------------------------------------------------------  -------------------
    Additional paid-in capital                                                                      704,383
--------------------------------------------------------------------------------------  -------------------
    Accumulated deficit                                                                           (435,899)
--------------------------------------------------------------------------------------  -------------------
TOTAL STOCKHOLDERS' EQUITY                                                                          284,023
--------------------------------------------------------------------------------------
                                                                                           $      3,653,254
--------------------------------------------------------------------------------------  ===================



           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited consolidated Statement of Operations
             for the three months ended September 30, 2002 and 2001



                                                        2002           2001
                                                  -------------------------------
Revenues
Income from sale of loans and servicing             $      427,666  $     259,344
rights
 Origination fee revenue                                   257,488        156,249
  Other fee income                                           7,020         61,041
                                                          --------         ------
             Total revenues                                692,174        476,634
Operating Expenses
   Salaries and direct loan costs                          491,240        241,814
   Interest                                                 12,286         34,187
   Selling, general and administrative                     137,309        238,388
      Total operating expenses                             640,835        514,389
                                                  -------------------------------
          Income (loss) from operations                     51,339       (37,755)
Other income (expense)
   Interest income                                               -          3,724
   Other income                                                  -            106
Realized and unrealized gain (loss) on sale                      -       (32,715)
of securities
                                                  -------------------------------
          Total other income (expense)                           -       (28,885)
                                                  -------------------------------
Net income (loss) before minority interest
and               taxes                                     51,339       (66,640)
Minority share of (income) loss                           (12,835)          6,517
Income tax (expense) benefit                                     -              -
                                                  -------------------------------
Net income (loss)                                 $         38,504$      (60,123)
                                                  ===============================

Net income (loss) per common share                $            0.0$        (0.01)
-basic and diluted
                                                  ===============================
Weighted average shares outstanding                     15,989,000      9,373,000

           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited consolidated Statements of Cash Flows
             for the three months ended September 30, 2002 and 2001


                                                                                  2002                   2001
                                                                        ------------------------ ---------------------
Cash Flows from Operating Activities:
Net Income (loss)                                                       $                 38,504 $            (60,123)
    Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
     Depreciation                                                                          2,700                 2,743
      Realized and unrealized loss on trading securities                                       -                33,372
     Minority interest in net income                                                      12,835               (6,517)
     Decrease (increase) in:
          Receivable from sale of loans                                              (2,180,806)               961,050
        Short-term notes receivable                                                       26,792                     -
        Prepaid and other assets                                                        (93,090)                     -
        Other assets                                                                           -                12,500
     Increase (decrease) in:
          Accounts payable and accrued expenses                                           31,517                   878
        Warehouse line of credit                                                       2,063,110             (937,008)
                                                                        ------------------------ ---------------------
         Net cash provided by (used in) operating activities                            (98,438)                 6,895

Cash Flows from Investing Activities:
     Decrease (increase) in notes receivable-                                                                 (62,322)
     Purchase of property and equipment                                                  (2,970)                     -
                                                                        ------------------------ ---------------------
         Net Cash Used in Investing Activities                                           (2,970)              (62,322)

Cash Flows from Financing Activities:
      Net increase in note payable                                                      (39,662)                     -
     Proceeds from long term debt                                                              -                59,385
     Payments of long term debt                                                          (3,843)               (6,345)
                                                                                         -------               -------
         Net cash provided by (used in) financing activities                            (43,505)                53,040

Net decrease in cash and cash equivalents                                              (144,913)               (2,387)

Cash and cash equivalents at beginning of period                                         274,028                41,672

Cash and cash equivalents at end of period                              $                129,115 $              39,285
                                                                        -                ------- -              ------

           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements For the Three Months ended September 30, 2002 Statements For the Three Months ended September 30, 2002 Statements
                NOTE 1 Summary of Significant Accounting Policies

         Nature of Business

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

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Concentration of Credit Risk

         The Company's primary business is originating conventional mortgage loans and mortgage loans based on FHA/HUD Title II regulations. As an approved FHA/HUD Title II loan correspondent, the Company's FHA mortgages are insured by FHA. Title II regulations limit the size of individual loans to specific dollar amounts, and contain guidelines regarding borrower credit-worthiness. Company management believes the credit risk associated with specific borrowers and geographic concentrations is not significant.

         The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                  For the Three Months ended September 30, 2002

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

         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of September 30, 2002 and 2001, the Company has no stock options or warrants outstanding.

         Recognition of Mortgage Fee Income

         Mortgage fee income consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are: (1) the transferred assets have been isolated from the Company and its creditors. (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage loan. The Company does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus meaning title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by the Company, is recorded.

         In connection with the sale of mortgage loans, the Company also sells the servicing rights to such loans. The Company recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectability is reasonably assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rata portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers, however to date such estimates are not material. During the years ended June 30, 2002 and 2001, the Company did not refund any service release premiums to a servicer.

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                  For the Three Months ended September 30, 2002

         Commitment fees received are non-refundable fees that arise from agreements with borrowers that obligate the Company to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

         Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

         Mortgage loans are primarily funded by lending institutions under warehouse line of credit agreements.

         Recognition of Other Fee Income

         Other fee income represents fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Other fee income is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at September 30, 2002 and 2001 was $326,948 and $0, respectively, which is shown under the caption short term receivables on the consolidated balance sheet.

         Impairment of Long-Lived Assets

         The Company reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

         Income Taxes

         Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

          Note 2  Unaudited Financial Statements

         The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three months ended September 30, 2002. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                  For the Three Months ended September 30, 2002

                          Note 3 Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2003.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                   OPERATIONS

                                     General

        Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyber Energy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. (Bottomline)in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline then became an operating subsidiary of the Company effective July 1, 2001. The executive office is located at 200 South Los Robles Avenue, Suite 230, Pasadena, California 91101, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

        The Company's operations are conducted primarily through its subsidiary Bottomline. Bottomline is an independent retail mortgage banking company engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted at high-credit-quality borrowers over the Internet, as well as through 14 commission- compensated loan originators. Bottomline operates from a principal office in Pasadena, California and a call center in Clearwater, Florida to service the 18 states in which it is currently approved to originate mortgages. Subsequent to the end of the quarter the San Marcos, Texas call center was closed and the Florida office opened.

        Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. In the year ended December 31, 2001, Bottomline originated approximately $33.2 million in loans, of which 85% were first mortgages and 15% were second mortgages made to owners seeking to refinance property they already owned.

        Our revenues increased significantly during the first three months of this fiscal year compared to the same period in 2001. The interest rate cuts during the period from late 2000 through early 2002 contributed to increase demands for our services. Revenues for the three months ended September 30, 2002, were almost 45% increased over what they were the three months ended September 30, 2001. Total revenues for the three months ended September 30, 2002 were $692,174 compared to $476,634 for the same period during ending September 30, 2001. Our net income/(loss) for the three months ended September 30, 2002 and September 30, 2001 was $38,504 and ($60,123) respectively.

        Bottomline was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of an Internet mortgage web site, www.bottomlinemortgage.com.

        The operations of the Company are more fully set forth in the June 30, 2002 10-KSB filed on September 30, 2002.

        Results Of Operations

        The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the

        Company's future ability to enter new markets and introduce additional and new products into its markets.

        Three months ending September 30, 2001 and 2002

        Revenues for the three months ended September 30, 2002 were $692,174, compared to revenues of $476,634 for the three months ended September 30, 2001, due to growth in the number of loans written during the quarter.

        Total operating expenses were $640,835 for the three months ended on September 30, 2002, and $514,389 for the comparable period in 2001, an increase of $126,446 or approximately 25%. The increased operating expenses are a result of the increase in our loan activity.

        Net income (loss) for the quarters ended September 30, 2002 and 2001 was $38,504 and $(60,123), respectively. As a percentage of revenue, net income for the three month period ended September 30, 2002, was 5.56% as compared to the loss equal to 12.6% of revenues for the three month period ended September 30, 2001. The increase in revenues over the comparable period can be attributed to an increase in our loan activity resulting, due in part to the low interest rates available to our customers during the quarter.

        Liquidity and Capital Resources

        The Company had ending cash balance of $129,115 at September 30, 2002, as compared to $39,285 at September 30, 2001.

        Total stockholders' equity in the Company was $284,023 as of September 30, 2002, compared to stockholder's equity of $258,019 as of June 30, 2002.

        Cash flows used by operations was $98,438 for the three months ended September 30, 2002 as compared to cash flows provided by operations of $6,895 for the three months period ended September 30, 2001.

        Cash flows used in financing activities was $43,505 for the three months ended September 30, 2002 as compared to cash flows provided by financing activities of $53,040 for the three month period ended September 30, 2001.

        Controls and Procedures

        1.      Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of the Company's Sole Executive Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Sole Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        2.      Changes in internal controls.

        There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Sole Executive Officer's evaluation.

                                                          PART II

                            ITEM 1 LEGAL PROCEEDINGS

         There have been no material changes in the status of legal proceedings as reported in the Company's 10-KSB as filed on September 30, 2002.

                 ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities since the filing of the Company's 10-KSB as filed on September 30, 2002.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

                 (b) Reports on Form 8-K. No reports on Form 8-K
                               -------------------
         were filed during the quarter.


                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2002.

                                    BOTTOMLINE HOME LOAN, INC.



                            /s/ Buster Williams, Jr.
                      ---------------------------------------
                               Buster Williams. Jr.
                               CEO and Director

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Bottomline Home Loan, Inc. (the" Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Buster Williams, Jr., Chief Executive, Sole Executive Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

 1. I have reviewed this quarterly report on Form 10-QSB of Bottomline Home Loan, Inc. and:

 (a) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
 c) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

 3. I have disclosed, based on my most recent evaluation, to the Company's auditors and the board of directors

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         __/s/ Buster Williams, Jr.___
           ------------------------
         Buster Williams, Jr.
         Sole Executive Officer
         November 13, 2002


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

99.1                 7     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section
                           906 Of The Sarbanes-Oxley Act Of 2002



             * Incorporated herein by reference from the referenced filings previously made by the Company.

