Form 10QSB
period 2002-12-31
BOTTOMLINE HOME LOAN INC
filed 2003-02-18
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

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

                                    Yes XX      No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of February 11, 2003 was 15,539,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................8












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Bottomline Home Loan, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           BOTTOMLINE HOME LOAN, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                          INDEX TO FINANCIAL STATEMENTS



Unaudited Balance Sheet as of December 31, 2002............................F-3-4

Unaudited Statement of Operations for the three months and six months ended
December 31, 2002 and 2001...................................................F-5

Unaudited Statement of Cash Flows for the six months ended
December 31, 2002 and 2001...................................................F-6

Notes to Condensed Financial Statements......................................F-7

                           BOTTOMLINE HOME LOAN, INC.
                      Unaudited Consolidated Balance Sheet
                                December 31, 2002




ASSETS

   Current Assets


      Cash and cash equivalents                                 $        314,105

      Marketable securities                                                1,875

      Equity builder finder's fee receivable                             269,765

      Receivables from sale of loans                                   3,099,938
                                                                       _________
          Total Current Assets                                         3,685,683




      Property and equipment, net                                         29,683

      Other assets                                                         9,826
                                                                        ________

TOTAL ASSETS                                                          $3,725,192
                                                            ====================


           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
                Unaudited Consolidated Balance Sheet (continued)
                                December 31, 2002


LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities

         Warehouse line of credit                                 $    2,845,773

         Note payable                                                    245,418

         Accounts payable and accrued expenses                           189,184

         Current maturities of long-term debt                              7,687
                                                                  ______________
                 Total Current Liabilities                             3,288,062



    Long-Term debt                                                             -

TOTAL LIABILITIES                                                      3,288,062
                                                                  ______________


MINORITY INTEREST                                                         93,671


Commitments and contingencies                                                  -

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock - 5,000,000 shares authorized at $0.001 par, 0 shares issued and outstanding

    Common stock - 500,000,000 shares authorized at $0.001 par;
         15,539,000 shares issued and outstanding,                        15,539

    Additional paid-in capital                                           679,438

    Accumulated deficit                                                (351,518)
                                                                  ______________
TOTAL STOCKHOLDERS' EQUITY                                               343,459
                                                                  ______________
                                                                  $    3,725,192
                                                                  ==============



           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited Consolidated Statement of Operations
          for the three and six months ended December 31, 2002 and 2001


                                                            Three months ended              Six months ended
                                                                December 31                    December 31
                                                            2002           2001            2002           2001
                                                      --------------------------------------------------------------
Revenues
Equity builder revenue                                $              -    $   132,803        $  7,020      $ 132,803
Origination fee revenue                                        371,506        217,135         628,994        410,796
Income from sale of loans and servicing                        465,939        317,271         893,605        600,244
rights
                                                      --------------------------------------------------------------
             Total revenues                                    837,445        667,209       1,529,619      1,143,843
                                                      --------------------------------------------------------------
Operating Expenses
   Salaries and direct loan costs                              549,605        305,373       1,040,845        547,187
   Interest                                                     15,657         21,997          27,943         55,448
   Selling, general and administrative                         148,087        248,377         285,396        486,765
                                                      --------------------------------------------------------------
      Total operating expenses                                 713,349        575,747       1,354,184      1,089,400
                                                      --------------------------------------------------------------
          Income from operations                               124,096         91,462         175,435         54,443
                                                      --------------------------------------------------------------

Other income (expense)
   Interest income                                                   -              -               -          3,094
   Other income (expense)                                     (11,588)              -        (11,588)              -
Realized and unrealized gain (losses) on                             -         25,425               -        (7,290)
sale of securities
                                                      --------------------------------------------------------------
          Total other income (expense)                        (11,588)         25,425        (11,588)        (4,196)
                                                      --------------------------------------------------------------
Net income before minority interest and
     taxes                                                     112,508        116,887         163,847         50,247
Income tax (expense) benefit                                         -              -               -              -
Minority share of income                                      (28,127)       (28,587)        (40,962)       (17,071)
                                                      --------------------------------------------------------------
Net income                                            $         84,381$       88,300 $       122,885 $        33,176
                                                      ==============================================================

Net income per common share
-basic and diluted                                     $          0.01 $         0.01    $       0.01       $   0.00
                                                      ==============================================================
Weighted average shares outstanding
-basic and diluted                                          15,539,000     16,039,000      15,913,000     16,039,000
                                                      ==============================================================

           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited Consolidated Statements of Cash Flows
               for the six months ended December 31, 2002 and 2001


                                                                                     2002                 2001
                                                                            ---------------------- -------------------
Cash Flows from Operating Activities:
Net Income                                                                  $              122,885 $            33,176
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                            5,400               5,486
      Realized and unrealized loss on trading securities                                         -               7,947
     Minority interest in net income                                                        40,962              17,071
     Decrease (increase) in:
          Receivable from sale of loans                                                (2,233,227)         (1,194,487)
        Short-term notes receivable                                                         83,975            (81,100)
        Prepaid and other assets                                                            12,500                   -
     Increase (decrease) in:
          Accounts payable and accrued expenses                                            120,925               (421)
        Warehouse line of credit                                                         2,063,635           1,130,331
                                                                            ---------------------- -------------------
         Net cash provided by (used in) operating activities                               217,055            (81,997)
                                                                            ---------------------- -------------------

Cash Flows from Investing Activities:
     Decrease in other investments                                                               -              12,500
     Purchase of property and equipment                                                    (2,970)                   -
                                                                            ---------------------- -------------------
         Net cash (used in) provided by investing activities                               (2,970)              12,500
                                                                            ---------------------- -------------------

Cash Flows from Financing Activities:
      Purchase of subsidiary stock                                                        (58,000)                   -
      Increase in related party payable                                                          -               8,154
      Net increase in note payable                                                       (108,322)                   -
     Proceeds from long term debt                                                                -             188,530
     Payments of long term debt                                                            (7,686)             (8,846)
       Issuance of subsidiary stock for cash                                                     -              20,000
                                                                            ---------------------- -------------------
         Net cash (used in) provided by financing activities                             (174,008)             207,838
                                                                            ---------------------- -------------------

Net decrease in cash and cash equivalents                                                   40,077             138,341

Cash and cash equivalents at beginning of period                                           274,028              41,672
                                                                            ---------------------- -------------------

Cash and cash equivalents at end of period                                  $              314,105 $           180,013
                                                                            ---------------------- -------------------

           See accompanying notes to consolidated financial statements

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 Summary of Significant Accounting Policies

         Nature of Business

         The Company incorporated under the laws of the State of Nevada on February 15, 1996 as CyberEnergy, Inc. The name of the Company was changed to Bottomline Home Loan, Inc. on May 4, 2001. The Company was a development stage company until June 27, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting. The Company assists individuals, brokers and others in obtaining long term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena, California. Loan applications are also solicited and received at our location in Clearwater, Florida. The Company is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as CyberEnergy, Inc.) and its 79% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

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

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                           December 31, 2002 and 2001

         Financial instruments, which potentially subject the Company to concentration of credit risk include receivables from investors and customers. In the normal course of business, the Company provides credit terms to investors and customers. Accordingly, the Company performs ongoing credit evaluations of investors and customers.

         Earnings Per Share

         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period.

         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of December 31, 2002 and 2001, the Company has no stock options or warrants outstanding.

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

         In connection with the sale of mortgage loans, the Company also sells the servicing rights to such loans. The Company recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectability is reasonably assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rata portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers, however to date such estimates are not material. During the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, the Company did not refund any service release premiums to a servicer.

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                           December 31, 2002 and 2001

         Recognition of Mortgage Fee Income-continued

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

         Recognition of Equity Builder Finder's Fees

         Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Other fee income is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at December 31, 2002 and 2001 was $269,765 and $187,250, respectively, which is shown under the caption equity builder finder's fee receivable on the balance sheet.

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

                           BOTTOMLINE HOME LOAN, INC.
            Notes to the Unaudited Consolidated Financial Statements
                           December 31, 2002 and 2001

Note 2          Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the six months ended December 31, 2002. The results of operations for the six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the entire year.

Note 3          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.

Note 4          Related Party Transaction

In December 2002, Bottomline agreed to purchase 250,000 shares of its subsidiary, Bottomline Mortgage, Inc. stock from Buster Williams, Jr. for
$58,000. Mr. Williams acquired such shares for $58,000 from a minority shareholder of Bottomline Mortgage i December 2002. This transaction resulted in an increase from 76% to 79% ownership of BottomlinE Mortgage.

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

Bottomline's   operations  are  conducted   primarily  through  its  subsidiary
Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted at high-credit- quality borrowers over the Internet, as well as through 14 commission-compensated loan originators. Bottomline operates from a principal office in Pasadena, California and a call center in Clearwater, Florida. This call center was relocated from San Marcos, Texas in September of 2002 to service the 18 states in which it is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. In the year 2001, Bottomline Mortgage, Inc. originated approximately $33.2 million in loans, of which 85% were first mortgages and 15% were second mortgages made to owners seeking to refinance property they already owned. Bottomline Mortgage, Inc. originated and closed approximately $67.5 million in loans during 2002, of those 94% were first mortgages and the balance of 6% were second mortgages made to owners seeking to refinance property they already owned. Our revenues increased significantly during the past six months due to the hiring of 6 new commission compensated loan originators in our Florida call center, along with the continued interest rate cuts during 2002. Revenues for the six months ended December 31, 2002 were 33.7% higher than they were for the six months ended December 31, 2001. Total revenues for the six months ended December 31,2002 were $1,529,619 verus $1,143,843 for the same period during 2001. Our net income for the six months ended December 31, 2002 and December 31, 2001 was $122,885 and $33,176 respectively. The number of actual mortgages funded during this six months period was up 68.8%, from 170 loans in 2001 to 287 during the same six-month period in 2002.

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

        Three months ending December 31, 2001 and 2002

        Revenues for the three months ended December 31, 2002 increased 25.5% to $837,445 as compared to revenue of $667,209 for the three months ended December 31, 2001 due to growth in the number of loans written during the quarter.


        General, and administrative expenses were $148,087 for the three months ended on December 31, 2002 and $248,377 for the comparable period in 2001, a decrease of $100,290 or approximately 40.3%. The decrease was primarily a result of the decrease in administrative expenses.


        Net income for the quarters ended December 31, 2002 and 2001 was $84,381 and $88,300 respectively; a decrease of 4.4%. As a percentage of revenue, net income for the three month period ended December 31, 2002, as compared to the same period in 2001 decreased approximately 3% from 13% in 2001 to 10% in 2002. The increase in revenues over the comparable period can be attributed to an increase in loan activity. While the decrease in net income as a percentage of sales was as result of realized gains on the sale of marketable securities in the quarter ended December 31, 2001.

        Six months ending December 31, 2001 and 2002

        Revenues for the six months ended December 31, 2002 increased 33.7% to $1,529,619 as compared to revenue of $1,143,843 for the six months ended December 31, 2001 due to growth in the number of loans written during the period. This growth in loans originated was partially offset by a decrease in equity builder finder's fees. Because of the current status of interest rates, we have focused our efforts and resources on originating new loans and refinancing existing loans rather than the equity builder program. We will continue to use our personnel and resources in such a way to maximize our efficiency and profitability, therefore the equity builder finder's fees may continue to be a minor portion of our revenue while rates remain at such historical low levels.

        General, and administrative expenses were $285,396 for the six months ended on December 31, 2002 and $486,765 for the comparable period in 2001, a decrease of $201,369 or approximately 41.4%. The decrease was primarily a result of the decrease in administrative expenses.

        Net income for the six months ended December 31, 2002 and 2001 was $122,885 and $33,176 respectively; an increase of 270%. As a percentage of revenue, net income for the six month period ended December 31, 2002, as compared to the same period in 2001 inreased approximately 5% from 3% in 2001 to 8% in 2002. This increase in net income as a percentage of revenues over the comparable period can be attributed to the increase in loan activity, the reduction of interest expense due to more favorable rates on our warehouse line of credit, and the reduction of general and administrative expenses.

        Liquidity and Capital Resources

        The Company had ending cash balance of $314,105 at December 31, 2002, as compared to $180,013 at December 31, 2001.

        Total stockholders' equity in the Company was $343,459 as of December 31, 2002, compared to a stockholder's equity of $270,991 as of December 31, 2001.

        Cash flows used in operations was $(81,997) for the six months ended December 31, 2001 as compared to cash flows provided by operations of $217,055 for the comparable period in 2002.

        Critical Accounting Policies and Estimates

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Mortgage fee income consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are; (1) the transferred assets have been isolated from Bottomline and its creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) Bottomline does not maintain effective control over the transferred mortgage loan. Bottomline does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan, therefore each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at their discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by Bottomline, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, Bottomline is not exposed to market risk during this time period. Bottomline may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Bottomline's accounting policy is to reserve for the estimated loan repurchases. During the six month ended December 31, 2002 and fiscal years ended June 30, 2002 and 2001, Bottomline recorded loan repurchase expense of approximately $0, $31,000 and $47,000 respectively.

         In connection with the sale of mortgage loans, Bottomline also sells the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectability is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchase. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers, however to date such estimates are minor. During the six months ended December 31, 2002 and fiscal years ended June 20, 2002 and 2001, Bottomline did not refund any service release premiums to a servicer.

         Commitment fees received, are non-refundable fees that arise from agreements with borrowers that obligate Bottomline to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

         Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

Equity builder revenue represents finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at December 31, 2002 and June 30, 2002 and 2001 was $269,765, $353,740 and $0, respectively, which is shown under the caption "Equity builder finder's fee receivable" on the balance sheet.


                                     PART II

ITEM 1          LEGAL PROCEEDINGS

Bottomline's majority owned subsidiary, Bottomline Mortgage, Inc. and Buster Williams, Jr., individually have been sued in the Superior Court of the State of California, County of San Diego, Case No. GIC 766622 in a case entitled Radoslav Kalla vs. Bottomline Mortgage, Inc., C & W Global Realty, Inc.; Buster Williams, Jr.; and Does 1 through 10, inclusive. The suit alleges that Bottomline Mortgage, Inc. is obligated to Mr. Kalla in the sum of $180,000 for loans that have not been repaid to him on demand. On December 26, 2002, a Settlement Agreement and Mutual Release of Claims was executed by the parties. Buster Williams Jr. has agreed to purchase all of the shares of common stock controlled by Mr. Kalla at a discount over the next thirty months, with a non-interest bearing note. The parties have agreed to dismiss the pending litigation with each party paying their own costs.

ITEM 2          RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities since the filing of the Company's 10-KSB as filed on September 30, 2002.


Item 5.         Other Information

In December 2002, Bottomline paid $58,000 to acquire shares of its subsidiary, Bottomline Mortgage, Inc. from Buster Williams, Jr., who acquired such shares in connection with this settlement. Buster Williams, Jr. paid $58,000 for such shares and therefore did not record any profit on the sale of such shares to Bottomline.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.
    -------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of February, 2003.



                           BOTTOMLINE HOME LOAN, INC.



                /s/ Buster Williams, Jr.
                ------------------------------------------
                Buster Williams. Jr.
                CEO, Principal Financial Officer, and Director


                                 CERTIFICATIONS

     I, Buster Williams Jr., certify that:

     1. I have reviewed this quarterly Report on Form 10-QSB of Bottomline Home Loan, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003           /s/ Buster Williams Jr.
Sole Executive Officer (principal financial and accounting officer)

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

               /s/ Buster Williams, Jr.
         Buster Williams, Jr.
         Sole Executive Officer
         February 14, 2003


EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bottomline Home Loan, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Buster Williams Jr., Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Buster Williams Jr.
Sole Executive Officer
February 14, 2003

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

99.1              8             Disclosure Controls and Procedures

99.2             10             Certification Pursuant to Section 906 of
                                Sarbanes-Oxley Act 2002



* Incorporated herein by reference from the referenced filings previously made by the Company.