Form 10QSB/A
period 2002-09-30
BOTTOMLINE HOME LOAN INC
filed 2003-02-19
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)
              [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

              [ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from              to               .
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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........4

                                                      PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..........................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................6

SIGNATURES................................................................6

INDEX TO EXHIBITS.........................................................8












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




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           BOTTOMLINE HOME LOAN, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                           INDEX TO FINANCIAL STATEMENTS



Unaudited Balance Sheet as of September 30, 2002.......................F-3-4

Unaudited Statement of Operations for the three months ended
September 30, 2002 and 2001..............................................F-5

Unaudited Statement of Cash Flows for the three months ended
September 30, 2002 and 2001..............................................F-6

Notes to Condensed Financial Statements...............................F-7-10



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



                                    BOTTOMLINE HOME LOAN, INC.



                          /s/ Buster Williams, Jr.
                    ----------------------------------
   Buster Williams. Jr.
   CEO, Principal Financial Officer, and Director







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









Exhibit 99.1
                             Controls and Procedures

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

               /s/ Buster Williams, Jr.
         Buster Williams, Jr.
         Sole Executive Officer
         February 14, 2003







EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bottomline Home Loan, Inc. (the
"Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Buster Williams Jr., Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that, to the best of my knowledge and belief:

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

99.1                 8     Disclosure Controls and Procedures

99.2                 9     Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002



             * Incorporated herein by reference from the referenced filings previously made by the Company.







