Form 10QSB
period 2003-03-31
BOTTOMLINE HOME LOAN INC
filed 2003-05-15
CIK 1017130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
              [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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
  (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)      Identification No.)
-----------------------------------------------------------------------------


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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 9, 2003 was 15,539,000.



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................4

                                                      PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..................................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................6

SIGNATURES........................................................................................................7

INDEX TO EXHIBITS................................................................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]








                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Bottomline Home Loan, Inc., a Nevada corporation, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]















                                           INDEX TO FINANCIAL STATEMENTS



Unaudited Balance Sheet as of March 31, 2003....................................................................F-3

Unaudited Statement of Operations for the three months and nine months ended
March 31, 2003 and 2002.........................................................................................F-4

Unaudited Statement of Cash Flows for the nine months ended
March 31, 2003 and 2002.........................................................................................F-5

Notes to Condensed Financial Statements...................................................................F-6 to 10









                           BOTTOMLINE HOME LOAN, INC.
                      Unaudited Consolidated Balance Sheet

                                 March 31, 2003


[GRAPHIC OMITTED]





See accompanying notes to consolidated financial statements.
                                                  F-3



                           BOTTOMLINE HOME LOAN, INC.
                 Unaudited Consolidated Statement of Cash Flows

                                                                               Nine Months Ended March 31,



`                                               Three Months Ended                 Nine Months Ended
                                                   March 31,                    March 31,
                                                ----------------------------------------------------------
                                                     2003           2002          2003           2002
                                                ----------------------------------------------------------

Revenues:
   Equity builder finder's fee                   $              $        29,472$       7,020$      162,275
   Origination fee revenue                              281,451         346,972      910,445       755,021
   Income from sale of loans and servicing rights       451,153         512,737    1,344,758     1,115,728
                                                ----------------------------------------------------------

                     Total revenues                     732,604         889,181    2,262,223     2,033,024
                                                ----------------------------------------------------------

Operating expenses:
   Salaries and direct loan costs                       552,862         636,358    1,593,707     1,413,185
    Interest                                             15,194          28,378       43,137        83,826
   Selling, general and administrative                  132,609         184,867      418,005       441,992
                                                ----------------------------------------------------------

                    Total operating expenses            700,665         849,603    2,054,849     1,939,003
                                                ----------------------------------------------------------

                    Income from operations               31,939          39,578      207,374        94,021
                                                ----------------------------------------------------------

Other income (expense):
   Interest income                                            -               -            -         3,094
   Other income (expense)                                     -               -     (11,588)             -
   Realized and unrealized gains (losses)
      on securities                                           -               -            -       (7,290)
                                                ----------------------------------------------------------

            Total other income (expense)                      -               -     (11,588)       (4,196)
                                                ----------------------------------------------------------

            Net income before minority interest
                and taxes                                31,939          39,578      195,786        89,825

Income tax (expense) benefit                                  -               -            -             -

Minority share of income                                (6,517)         (9,895)     (39,157)      (26,966)
                                                ----------------------------------------------------------

Net income                                       $       25,422 $        29,683$     156,629 $      62,859
                                                ----------------------------------------------------------

Net income per common share
  - basic and diluted                            $          0.0$            0$00         0.0$         0.00
                                                ----------------------------------------------------------

Weighted average shares outstanding
  - basic and diluted                                15,539,000      16,039,000   15,621,000    16,039,000
                                                ----------------------------------------------------------


                                                                          2003                 2002
                                                                  --------------------- ------------------

Cash flows from operating activities:
  Net income                                                       $         156,629     $          62,859
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                                              8,100                 8,229
     Realized and unrealized loss on trading securities                            -                 7,290
     Minority interest in net income                                          39,157                26,966
     Decrease (increase) in:
       Receivable from sale of loans                                     (1,394,814)               747,898
       Equity builder finder's fee receivable                                155,903             (179,180)
       Prepaid and other assets                                               12,500                 (500)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                               64,704                29,725
       Warehouse line of credit                                            1,344,756             (796,649)
                                                                  --------------------- ------------------

               Net cash provided by (used in) operating activities           386,935              (93,362)
                                                                  --------------------- ------------------

Cash flows from investing activities:
   Decrease in other investments                                                   -                12,500
   Proceeds from sale of marketable securities                                     -                56,788
   Purchase of property and equipment                                        (2,970)               (3,833)
                                                                  --------------------- ------------------

              Net cash (used in) provided by investing activities            (2,970)                65,455
                                                                  --------------------- ------------------

Cash flows from financing activities:
   Purchase of subsidiary stock                                             (70,000)                     -
   Increase in related party payable                                               -                 8,154
   Net decrease in note payable                                            (181,783)                     -
   Proceeds from long-term debt                                                    -               277,764
   Payments of long-term debt                                               (11,529)              (10,187)
   Issuance of subsidiary stock for cash                                           -                20,000
                                                                  --------------------- ------------------

             Net cash (used in) provided by financing activities           (263,312)               295,731
                                                                  --------------------- ------------------

Net increase in cash and cash equivalents                                    120,653               267,824

Cash and cash equivalents at beginning of period                             274,028                41,672
                                                                  --------------------- ------------------

Cash and cash equivalents at end of period                         $         394,681     $         309,496
                                                                  --------------------- ------------------

During the nine months ended March 31, 2003, the Company:

 Bought back Company stock using marketable securities totaling $12,500.

 Had a change in minority interest of $31,722 du to the buy-back of subsidiary common stock.



          See accompanying notes to consolidated financial statements.
                                       F-4



                           BOTTOMLINE HOME LOAN, INC.
              Notes to Unaudited Consolidated Financial Statements

                             March 31, 2003 and 2002



1.   Summary of           Nature of Business
     Significant          The Company incorporated under the laws of the State of Nevada
  Accounting              on February 15, 1996 as CyberEnergy, Inc.  The name of the
     Policies             Company was changed to Bottomline Home Loan, Inc. on May 4,
                          2001.  The Company was a developmental stage company until
                          June 27, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc.  The transaction was
                          accounted for as a reverse acquisition using the purchase
                          method of accounting.  The Company assists individuals,
                          brokers, and others in obtaining long-term trust deed (mortgage)
                          financing.  The Company processes loan applications, effects loan underwriting and receives purchase commitments from
                          investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Pasadena, California.
                          Loan applications are also solicited and received at our location in Clearwater, Florida.  The Company is a loan correspondent, as defined by the U.S. Department of Housing and Urban
                          Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and
                          requirements and to follow certain specific regulations issued from time to time by HUD.

                          Principles of Consolidation
                          The accompanying consolidated balance sheet includes the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 80%-owned subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline
                          Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

                          Estimates
                          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.







                           BOTTOMLINE HOME LOAN, INC.
              Notes to Unaudited Consolidated Financial Statements
                                    Continued




1.   Summary of           Concentration of Credit Risk
     Significant          The Company's primary business is originating conventional
  Accounting              mortgage loans and mortgage loans based on FHA/HUD Title II
     Policies             regulations. As an approved FHA/HUD Title II loan Continued
                          correspondent, the Company's mortgages are insured by FHA.
                          Title II regulations limit the size of individual
                          loans to specific dollar amounts, and contain
                          guidelines regarding borrower credit-worthiness.
                          Company management believes the credit risk associated
                          with specific borrowers and geographic concentrations
                          is not significant.

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

                          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of March 31, 2003 and 2002, the Company had no stock options or warrants outstanding.





                           BOTTOMLINE HOME LOAN, INC.
              Notes to Unaudited Consolidated Financial Statements
                                    Continued




1.   Summary of           Recognition of Mortgage Fee Income
     Significant          Mortgage fee income consists of service and release premiums,
  Accounting              origination fees, processing fees and certain other income related to
     Policies             mortgages.  For mortgages sold, mortgage fee income and related
     Continued            expenses are recognized at the time the loan meets the sales criteria for financial assets which are; (1) the transferred
                          assets have been isolated from the Company and its
                          creditors, (2) the transferee (investor) has the right
                          to pledge or exchange the mortgage, and (3) the
                          Company does not maintain effective control over the
                          transferred mortgage loan. The Company does not carry
                          any mortgage loans for investment purposes. A firm
                          commitment is obtained from the investor on a
                          loan-by-loan basis before closing a loan. Immediately
                          after closing, the loan documents are sent to the
                          investor endorsed in blank, thus meaning title and
                          effective control have transferred to the investor. At
                          such time, revenue, calculated as the amount due from
                          the investor in excess of the loan funded by the
                          Company, is recorded.

                          In connection with the sale of mortgage loans, the Company also sells the servicing rights to such loans.
                          The Company recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The
                          Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers, however to date such estimates are minor. During the nine months ended
                          March 31, 2003 and the years ended June 30, 2002 and
                          2001, the Company did not refund any service release premiums to a servicer.






                           BOTTOMLINE HOME LOAN, INC.
              Notes to Unaudited Consolidated Financial Statements
                                    Continued




1.   Summary of           Recognition of Mortgage Fee Income - Continued
     Significant          Commitment fees received, are non-refundable fees that arise from
  Accounting              agreements with borrowers that obligate the Company to make a loan
     Policies             or satisfy an obligation under a specified condition, are
                          initially Continued deferred and recognized as revenue as loans are delivered to investors, or when it is evident that the
                          commitment will not be utilized.

                          Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

                          Mortgage loans are primarily funded by lending institutions under warehouse line of credit agreements.

                          Recognition of Equity Builder Finder's Fee
                          Equity builder finder's fees represents fees charged to customers to initiate the Equity Builder Program
                          (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builders finder's fees are recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at March 31, 2003 was $197,837, which is shown under the caption equity builder finder's fee receivable on the balance sheet.












1.   Summary of           Income Taxes
     Significant          Deferred taxes are computed using the asset and liability method.
  Accounting              Under the asset and liability method, deferred tax assets and liabilities
     Policies             are recognized for future tax consequences attributable to differences
     Continued            between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
                          Deferred tax assets and liabilities are measured using
                          enacted tax rates expected to apply to taxable income
                          in the years in which those temporary differences are
                          expected to be recovered or settled. The effect on
                          deferred tax assets and liabilities of a change in tax
                          rates is recognized in income in the period that
                          includes the enactment date.


2.   Unaudited            The unaudited financial statements include the accounts of the
     Financial            Company and include all adjustments (consisting of normal recurring
     Statements           items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2003 and
                          the results of operations for the three and nine
                          months ended March 31, 2203 and 2002 and cash flows
                          for the nine months ended March 31, 2003 and 2002. The
                          results of operations for the three and nine months
                          ended March 31, 2003 are not necessarily indicative of
                          the results to be expected for the entire year.


3.   Basis of             The accompanying unaudited consolidated financial statements have
     Presentation         been prepared by management in accordance with the instructions in
                          Form 10-QSB and, therefore, do not include all
                          information and footnotes required by accounting
                          principles generally accepted in the United States of
                          America and should, therefore, be read in conjunction
                          with the Company's Form 10-KSB, filed with the
                          Securities and Exchange Commission. These statements
                          do include all normal recurring adjustments, which the
                          Company believes necessary for a fair presentation of
                          the statements. The interim operations results are not
                          necessarily indicative of the results for the entire
                          year.









             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN O
                                   OPERATIONS

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

        Our executive office is located at 200 South Los Robles Avenue, Suite
        230, Pasadena, California 91101, and our telephone number is (800)
        520-5626. Our registered statutory office in Nevada is located at 711 S.
        Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms
        "Company" and "we" in this report to refer to Bottomline Home Loan, Inc.
        and its 80%-owned subsidiary, Bottomline Mortgage, Inc., unless the context indicates otherwise.

        Bottomline Mortgage, Inc. (Bottomline) was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of an Internet mortgage web site, www.bottomlinemortgage.com.

        The Company's operations are conducted primarily through its subsidiary
        Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted at high-credit-quality borrowers over the Internet, as well as through 14 commission-compensated loan originators.

        Bottomline operates from a principal office in Pasadena, California and a call center in Clearwater, Florida. This call center was relocated from San Marcos, Texas in September of 2002 to service the 18 states in which it is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, funding and selling its loan products to various buyers. In the year 2002, Bottomline Mortgage, Inc.
        originated approximately $68.8 million in loans, of which 93% were first mortgages and 7% were second mortgages made to owners seeking to refinance property they already owned.

        Our revenues increased during the past nine months due to the hiring of 6 new commission compensated loan originators in our Florida call center, along with the continued interest rate cuts during 2002.

        The operations of the Company are more fully set forth in the 10-KSB filed on September 30, 2002 .






        The number of actual mortgages funded during the nine month period ended
        March 31, 2003 was up 41.6%, from 291 loans for the nine months ended
        March 31, 2002 to 412 during the same nine-month period in 2003.
        Although the volume of mortgages funded increased by 41.6%, our revenue from origination fees and the sale of loans and servicing rights only increased by 20.5%. The actual revenue did not increase at a similar rate as the volume due to a reduction in costs charged per loan and a decrease in the average loan amount funded. The decrease in the average loan amount funded is mainly due to the increase in volume of loans in Florida. In 2002 the majority of the loans funded were in California where the average price of homes is greater than Florida.

        Results Of Operations

        The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional new products into its markets.

        Three months ending March 31, 2003 and 2002

        Revenues for the three months ended March 31, 2003 decreased 17.6% to $732,604 as compared to revenue of $889,181 for the three months ended
        March 31, 2002. The decrease in revenues for the three months ended
        March 31, 2003 as compared to 2002 was due mainly to two factors. First, we focused our sales and marketing efforts on new mortgage loans rather than the equity builder program and as a result, had no revenues from the equity builder program during the quarter ended March 31, 2003 as compared to approximately $29,000 during the same period in 2002.
        Because of the current status of interest rates, we have focused our efforts and resources on originating new loans and refinancing existing loans rather than the equity builder program. We will continue to use our personnel and resources in such a way to maximize our efficiency and profitability, therefore the equity builder finder's fees may continue to be a minor portion of our revenue while rates remain at such historical low levels. The second factor causing a decline in our revenues during the quarter ended March 31, 2003 as compared to 2002 was a decrease in the average dollar amount of loans funded. During the March 31, 2002 quarter, the substantial majority of our loans funded were from the Southern California area whereas in 2003 we had a substantial number of loans funded as a result of our Florida office location. Generally, the cost of homes in Florida is less than the cost of homes in Southern California, thus resulting in a decrease in the average dollar amount of loans funded.

        General, and administrative expenses were $132,609 for the three months ended March 31, 2003 and $184,867 for the comparable period in 2002, a decrease of $52,258 or approximately 28%. The decrease was primarily a result of the decrease in marketing and administrative expenses associated with our equity builder program.







        Net income for the quarters ended March 31, 2003 and 2002 was $25,422 and $29,683, respectively; a decrease of 14%. As a percentage of revenue, net income for the three months ended March 31, 2003, as compared to the same period in 2002 increased approximately 0.1% from 3.4% in 2002 to 3.5% in 2003.

        Nine months ending March 31, 2003 and 2002

        Revenues for the nine months ended March 31, 2003 increased 11.3% to $2,262,223 as compared to revenue of $2,033,024 for the nine months ended March 31, 2002 due to growth in the number of loans written during the period. This growth in loans originated was partially offset by a decrease in equity builder finder's fees and a decrease in the average dollar amount of loans funded as noted above. Because of the current status of interest rates, we have focused our efforts and resources on originating new loans and refinancing existing loans rather than the equity builder program. We will continue to use our personnel and resources in such a way to maximize our efficiency and profitability, therefore the equity builder finder's fees may continue to be a minor portion of our revenue while rates remain at such historical low levels.

        General, and administrative expenses were $418,005 for the nine months ended on March 31, 2003 and $441,992 for the comparable period in 2002, a decrease of $23,987. The decrease was primarily a result of the decrease in marketing and administrative expenses associated with our equity builder program.

        Net income for the nine months ended March 31, 2003 and 2002 was $156,629 and $62,859, respectively. As a percentage of revenue, net income for the nine months ended March 31, 2003, as compared to the same period in 2002 increased approximately 3.8% from 3.1% in 2002 to 6.9% in 2003. This increase in net income as a percentage of revenues over the comparable period can be attributed to the increase in loan activity, the reduction of interest expense due to more favorable rates on our warehouse line of credit, and the reduction of general and administrative expenses.


        Liquidity and Capital Resources

        Total stockholders' equity in the Company was $363,870 as of March 31, 2003, compared to a stockholder's equity of $268,850 as of March 31, 2002 and $258,019 at year end of June 30, 2002.

        The Company's net working capital was $420,260 as of March 31, 2003 compared to a net working capital of $301,844 at year ended June 30, 2002.

        The Company had an ending cash balance of $394,681 at March 31, 2003, as compared to $309,496 at March 31, 2002. Cash flows used in operations was $(93,362) for the nine months ended March 31, 2002 as compared to cash flows provided by operations of $386,935 for the comparable period in 2003.





        Critical Accounting Policies and Estimates

         The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and which involve the exercise of judgment or estimates by management.

         Revenue Recognition. Mortgage fee income consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are; (1) the transferred assets have been isolated from Bottomline and its creditors, (2) the transferee
        (investor) has the right to pledge or exchange the mortgage, and (3)
        Bottomline does not maintain effective control over the transferred mortgage loan. Bottomline does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by- loan basis before closing a loan, therefore each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold.
        Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at their discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by Bottomline, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, Bottomline is not exposed to market risk during this time period. Bottomline may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Bottomline's accounting policy is to reserve for the estimated loan repurchases. During the nine month ended
        March 31, 2003 and fiscal years ended June 30, 2002 and 2001, Bottomline recorded loan repurchase expense of approximately $0, $31,000 and $47,000 respectively.

         In connection with the sale of mortgage loans, Bottomline also sells the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectability is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchase. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers, however to date such estimates are minor. During the nine months ended March 31, 2003 and fiscal years ended June 20, 2002 and 2001, Bottomline did not refund any service release premiums to a servicer.

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

         Equity builder revenue represents finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi- weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at March 31, 2003 and June 30, 2002 and 2001 was $197,837, $353,740 and $0, respectively, which is shown under the caption "Equity builder finder's fee receivable" on the balance sheet.

        Item 4.  Controls and Procedures

            Evaluation of disclosure controls and procedure

Under the supervision and with the participation of the Company's CEO & CFO, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO &
CFO concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

 Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the CEO & CFO's evaluation.

         /s/ Buster Williams
         Buster Williams, Jr.
         CEO & CFO
         May 14, 2003






                                                 PART II

                            ITEM 1 LEGAL PROCEEDINGS

                                      NONE

                 ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of unregistered securities since the filing of the Company's 10-KSB as filed on September 30, 2002.

Item 5.  Other Information

In December 2002, Bottomline Mortgage, Inc. paid $58,000 to acquire shares of Bottomline
Mortgage, Inc. from Buster Williams, Jr. plus an additional $12,000 during the period from
January 1, 2003 thru March 31, 2003.  The shares were acquired in connection with the settlement of the legal matter as reported in the filing of the Company's 10-KSB on September
30, 2002 under legal proceedings.  Buster Williams, Jr. paid $70,000 for such shares and therefore did not record any profit on the sale of such shares to Bottomline Mortgage, Inc..

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

                 (b) Reports on Form 8-K. No reports on Form 8-K
                               -------------------
         were filed during the quarter.




                                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 9th day of May, 2003.


                                    BOTTOMLINE HOME LOAN, INC.



                                                     /s/ Buster Williams
                                                     Buster Williams. Jr.
                                                     CEO, CFO and Director





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

Date: May 14, 2003      /s/ Buster Williams Jr.
CEO & CFO









                                                INDEX TO EXHIBITS

                  EXHIBIT  PAGE
                           NO.  DESCRIPTION

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

99.1            13              Certification As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002



             * Incorporated herein by reference from the referenced filings previously made by the Company.









EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bottomline Home Loan, Inc. (the
"Company") on Form 10- QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Buster Williams Jr., CEO & CFO of the Company, certify, pursuant to 18 U.S.C.
ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the
                  Securities Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the
                  financial condition and result of operations of the Company.

/s/ Buster Williams Jr., CEO & CFO
--------------------
May 14, 2003






