Form 10KSB
period 2003-06-30
BOTTOMLINE HOME LOAN INC
filed 2003-10-14
CIK 1017130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                 Annual report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 for the
                         fiscal year ended June 30, 2003

                        Commission file number: 000-31413
                                                ---------

                           Bottomline Home Loan, Inc.
                           --------------------------
                 (Name of small business issuer in its charter)


            Nevada                                            88-0356064
            ------                                            ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

            201 East Huntington Drive, Suite 202, Monrovia, CA 91016
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 520-5626
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year. The Issuer's total consolidated revenues for the fiscal year ended June 30, 2003 were $ 3,078,738.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 20, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,539,000.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one):  Yes        No    X
                                                                -----     ------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
             PART I

Item 1.      Description of Business...........................................1

Item 2.      Description of Property...........................................5

Item 3.      Legal Proceedings.................................................5

Item 4.      Submission of Matters to a Vote of Security-Holders...............5

             PART II

Item 5.      Market for Common Equity and Related Stockholder Matters..........6

Item 6.      Management's Discussion and Analysis or Plan of Operation.........6

Item 7.      Financial Statements.............................................11

Item 8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................11

Item 8A.     Controls and Procedures..........................................12

             PART III

Item 9.      Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange
               Act............................................................13

Item 10.     Executive Compensation...........................................13

Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................15

Item 12.     Certain Relationships and Related Transactions...................15

Item 13.     Exhibits and Reports on Form 8-K.................................16

             Signatures.......................................................17

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including trends in the real estate investment market, projected leasing and sales, and future prospects. Actual results could differ materially from those discussed in the forward-looking statements.

History
-------

Bottomline Home Loan, Inc. (f/k/a Cyberenergy, Inc.) was formed under Nevada law on February 15, 1996, with the original intent of being involved in an Internet marketing project. When that project did not materialize, Cyberenergy, Inc. was registered as a blank check company suitable for acquisition or merger with an operating private organization.

Cyberenergy, Inc. acquired a controlling interest in Bottomline Mortgage, Inc. in a Stock Acquisition Agreement that closed in June of 2001. Bottomline Mortgage, Inc. was organized on August 29, 1989. Cyberenergy issued 10,000,000 shares of its common stock to acquire 4,085,000 shares, approximately 76%, of the common stock of Bottomline Mortgage, Inc. from seven stockholders of that company. The 10,000,000 shares issued by Cyberenergy equaled an approximate 62% interest in the issued and outstanding shares of its common stock. Cyberenergy then filed an amendment to its Articles of Incorporation to change its name from Cyberenergy, Inc. to Bottomline Home Loan, Inc. This change was filed with the State of Nevada's Secretary of State on July 20, 2001. At that time, the number of authorized shares of common stock was also increased to 500,000,000 shares.

As a result of the above-mentioned transaction, Bottomline Mortgage, Inc. became an operating subsidiary of the Company effective as of July 1, 2001. Our executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, California 91016, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

General
-------

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of Internet mortgage web sites. The Company initially acquired a 76% ownership interest in Bottomline, which is now operated as a subsidiary of the Company. That ownership percentage has increased to 80% as a result of the Company's purchase of additional shares of its subsidiary. See Item 12. Certain Relationships and Related Transactions.

Operation of Business after Acquisition
---------------------------------------

The primary operations of the Company consist of the mortgage banking business conducted by Bottomline Mortgage, Inc., a majority owned subsidiary of the Company. As a mortgage bank, Bottomline generates revenue through the origination and subsequent sale of funded loans. This revenue is made up of a net gain on the sale of the loans and origination fees. The origination fees include loan-related fees consisting of origination points, application, documentation and processing fees paid by the borrower.

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

Interest rates and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrower's to refinance their existing mortgages. Due to changes in the interest rate environment over recent months, Bottomline's historical performance may not be indicative of results in future interest rate environments. Recent net losses or profits by Bottomline may distort some ratios and financial statistics and may make period-to-period comparisons difficult.

Bottomline offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of all borrowers. These products include Fannie Mae eligible loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans, construction loans and bridge loans. The Bottomline employee base of experience and expertise in numerous types of mortgages gives Bottomline the ability to provide a full product line in each division of its operations.

Bottomline's network of residential loan buyers allows it to identify specific loan features, to identify a loan buyer that will purchase loans with specific features and to select a buyer that will accept the lowest yield for loans with those features. As a result, Bottomline is able to offer a wide range of products that are competitively priced and that have many different features to suit a customer's needs.

Bottomline is presently handling the following types of loans:

         Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or the Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac). This product is limited to high quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration
         (VA). Bottomline has been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as a supervised lender of loans partially guaranteed by the VA, allowing Bottomline to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income ve rification, asset verification, borrower credit worthiness, property value and property condition.

         Jumbo Loans. Jumbo Loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $322,700 for single-family, one-unit mortgage loans in the continental United States). Bottomline offers Jumbo Loans with creative financing features, such as the pledging of security portfolios. Bottomline's Jumbo Loan program is geared to the more financially sophisticated borrower.

         Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to United States Treasury bill rates, regional or national average costs of funds of savings and loan associations, or similar widely published rates such as LIBOR. The period between the rate changes is called an adjustment period and may be every six months, one year, three years, five years or ten years. Some the ARMs offered by Bottomline may include payment caps, which limit the interest rate increase for each adjustment period.

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

         Home Equity and Second Mortgage Loans. These loans are generally secured by second liens on the real property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high credit profiles. Home equity lines generally provide for a 10- or 15-year draw period in which the borrower withdraws needed cash and pays interest only, followed by a 10- to 20-year repayment period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 10 to 25 years.

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

Government Regulation
---------------------

The residential mortgage loan business is subject to the laws, rules and regulations of various federal, state and local government agencies regarding the origination, processing, underwriting, sale and servicing of such loans. These agencies would include, but not be limited to, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These laws, rules and regulations, among other things, limit the interest rates, finance charges and other fees that may be charged, require Bottomline to make extensive disclosure, prohibit discrimination, and impose qualification and licensing obligations. These regulations also impose on us various reporting and net worth requirements. Bottomline is thus also subject to inspection by these government agencies. Our failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits, and administrative enforcement actions.

The lending involved with the retail mortgage loans handled by the Company also requires compliance with federal lending and credit regulations, including but not limited to, the Federal Truth-in-Lending Act and Regulation Z thereunder, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Home ownership and Equity Protection Act of 1994, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder, the Federal Debt Collection Practices Act, the Fair Credit Reporting Act of 1970, and the various state laws and regulations imposed by the various states in which the Company operates and conducts loan activity.

The Company is subject to audit requirement by the various federal and state agencies that regulate the type of loans involved in the Company's operations. To date, these audits have not revealed any material violations and the Company has not been subject to any sanction, limitation, or penalty as a result of this oversight. The internal controls and operations of the Company are designed to insure compliance with all of these regulations, preparation of all required documents and disclosures, and compliance with limitations on interest rates and charges, all as dependent upon the particular location of a borrower.

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

Competition
-----------

Bottomline's business of retail mortgage banking and origination of residential mortgage loans, especially in the emerging Internet marketplace for such loans, is highly competitive. Established and new entities have entered this area and there is no reason to believe that additional operations will not enter the area in the future. Many of the existing competing entities in this field are larger, have greater resources, and more experience than the Company, have existing marketing programs, and are using substantially similar modes of operation in conducting their business on a larger scale at the present time.

Employees
---------

As of September 20, 2003, we have 14 full-time commission-only loan originators and seven salaried production staff, plus two management staff (Buster Williams, Jr. and his son, David Williams) for a total of 23 staff members.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently maintains its executive offices at 201 East Huntington Drive, Suite 202, Monrovia, California 91016. The building is owned by Addmaster Corporation, at 201 East Huntington Drive, Monrovia, CA. 91016, a nonrelated California Corporation. The Company pays annual rent of $77,220 for the use of this 3,900 square foot office location.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has no public trading market. The Company has been working to have a Form 15c2-11 filed in an effort to obtain a listing on the Nasdaq Stock Market Over-the-Counter Bulletin Board (OTCBB) to create a public market. However, there is no guarantee that the Company will obtain a listing on the OTCBB or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the OTCBB is obtained.

Record Holders
--------------

Bottomline Home Loan, Inc.'s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, of which 15,539,000 are issued and outstanding as of October 10, 2003. There is authorized preferred stock of 5,000,0000 shares, par value of $0.001, none of which is issued or outstanding, and there are no options, warrants or other instruments convertible into shares outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends
---------

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 14 commission-compensated loan originators. Operations are conducted from Company offices in Monrovia, California, Clearwater, Florida, San Marcos, Texas, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 18 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. During fiscal year 2003, Bottomline originated approximately $88,708,922 in loans, of which 96.6% were first mortgages and 3.4% were second mortgages made to persons seeking to refinance their residential loans. During the fiscal year 2002, approximately $46,695,166 in loans were originated, of which 90.5% were first mortgages and 9.5% were second mortgages to owners seeking to refinance. Bottomline's last fiscal year of operation, July 1, 2002, to June 30, 2003, has shown a very positive impact from the continuing favorable interest rates during the last year. Bottomline's revenues and mortgage sales for the year ended June 30, 2003, indicate that total revenues are up 18.4% over the same period in 2002. Total revenues for the year ended June 30, 2003, were $3,078,738 versus $2,601,327 for the same period a year earlier. Bottomline's net income rose during its latest fiscal year from $52,028 in 2002 to $276,662 in 2003.

As a mortgage banker, Bottomline generates revenues through the origination and subsequent sale of funded loans. These revenues are the result of the net gain on the sale of those loans and interest income earned while the loans are held by Bottomline. The net gain on a sale of a loan consists of the difference between the combined selling price of the loan, its related servicing rights and the carrying value of the mortgage loans sold. This net gain would also include the loan-related fees collected, consisting of application, documentation, commitment and processing fees paid by borrowers. Net interest income consists of the difference between interest received by Bottomline on the mortgage loans held for sale until the date sold and the amount of interest paid by Bottomline under its credit facilities. Bottomline also may generate revenue from the servicing of loans sold. Bottomline may sell its loans on a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. If Bottomline retains the servicing rights, it generates revenue through the servicing of the particular loan.

Prior to the funding of any loan by Bottomline, it forwards a complete loan file to the investor to underwrite and approve the loan. Its underwriters or its delegated underwriters input the complete loan information into the investor's automated underwriting system, such as Fannie Mae's Desktop Underwriter, Indy Mac's E-mits system or GMAC-RFC's Assetwise Direct. Once Bottomline has an approved loan with all conditions as called for by the findings report on these automated underwriting systems, Bottomline sells the loan to the investor or takes a commitment to deliver each loan to the investor within a predetermined amount of days, usually 15 days or less. The warehouse bank will not advance funds without a commitment and written underwriting approval from the investor. We then draw the loan documents and fund the loan with our warehouse line of credit. Within 24 to 48 hours, we ship the closed loan file to the investor and it completes the purchase of the loan by forwarding the proceeds to our warehouse bank to pay down the line of credit. Once the warehouse bank deducts the advanced proceeds of the loan, plus any warehouse fees and interest, it transfers the remaining balance of proceeds to our general account. This entire process from commitment to delivery and purchase by the investor of the closed loan is normally completed within 15 days.

Expenses for the operation of Bottomline consist of salaries and benefits paid to employees, rent, equipment costs, Internet related expenses, licensing and participation fees, advertising costs, marketing, promotion costs, data processing and communication costs. A substantial portion of these expenses is variable in nature. Commissions paid to loan originators are extremely variable. The commissions range from 50% to 70% of the loan origination points and premium pricing depending on the volume of loans sold by the individual loan originator each month and the interest rate sold to its customer and the current rate quoted each day by our investors. Other salaries and benefits fluctuate from quarter to quarter based on the assessment of the appropriate level of non-loan originator staffing desired, which correlates to the then-current level of loan origination volume and the perception of future loan origination volume.

Interest rate and economic cycles also affect the mortgage industry. Loan originations typically decrease in a rising interest rate environment. During these periods, refinancing originations decrease as the higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. On the other hand, during a period of lowering of interest rates, Bottomline may experience an increase in the number of loans that are originated. It is possible that when interest rates lower by 1% or more during a short period of time that we may also experience the prepayment of some of the loans that we originate, due to borrowers refinancing a second time to take advantage of the lower rates. Should this occur within the first 12 months after the origination of our loan, it may cause us to repay service release premiums to lenders that we have sold the servicing rights. To date, we have not had to repay any service release premiums due to early prepayment. This may not be the case in the future. These factors can make period-to-period comparisons difficult. Therefore, Bottomline's historical earnings performance may be of little relevance in predicting future performance. Additionally, the reported financial statistics may not be indicative of Bottomline's results in any future period.

By making simultaneous commitments to sell our mortgage products with our mortgage purchasers as our borrowers wish to lock their loans, we are able to eliminate our risk to changing interest rates. This transfers all the interest rate risk to the purchaser of the mortgage and leaves us with zero risk to changing interest rates between the commitment and closing with the borrower.

For the period 1998 through 2003, inflation has been relatively low, and we believe it has not had a material effect on Bottomline's results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans that Bottomline originates. This impact would adversely affect Bottomline's future results of operations.

Seasonality affects the mortgage banking business of Bottomline as loan originations are typically at their lowest levels during the fall and winter quarters due to a reduced level of home buying activity during the colder months. Loan originations typically increase during the warmer months, beginning in March and continuing through October. As a result of these trends, Bottomline may experience higher earnings in its first and fourth quarters and lower earnings in its second and third quarters.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB. Our fiscal year end was changed to June 30, effective June 30, 2001.

The  following  information  is  based  upon  the  Consolidated   Statements  of
Operations for Bottomline Home Loan, Inc. and Bottomline Mortgage, Inc., now a majority owned subsidiary of Bottomline.

Critical Accounting Policies and Estimates
------------------------------------------

The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and that involve the exercise of judgment or estimates by management.

Revenue Recognition. Income from the sale of loans and servicing rights consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets, which are: (1) the transferred assets have been isolated from Bottomline and its creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) Bottomline does not maintain effective control over the transferred mortgage loan. Bottomline does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan; therefore, each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at its discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by Bottomline, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, Bottomline is not exposed to market risk during this time period. Bottomline may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Bottomline's accounting policy is to reserve for the estimated loan repurchases. During the fiscal years ended June 30, 2003 and 2002, Bottomline recorded loan repurchase expense of approximately $0 and $31,000, respectively.

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the fiscal years ended June 30, 2003 and 2002, Bottomline did not refund any service release premiums to a servicer.

Commitment fees received, which are non-refundable fees that arise from agreements with borrowers that obligate Bottomline to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors or when it is evident that the commitment will not be utilized.

Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2003 and 2002, was $152,107 and $353,740, respectively, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

Revenue from servicing loans is recognized monthly as the services are performed.

Bottomline originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Mortgage servicing rights represent the right to receive payments from the mortgages, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of servicing rights divided by the total revenue from the origination of the mortgage, including the sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2003 and 2002.

Results of  Operations  for the Fiscal Year Ended June 30, 2003,  Compared  with
--------------------------------------------------------------------------------
June 30, 2002
-------------

Revenues
--------

Bottomline had $3,078,738 in revenue for the year ended June 30, 2003, and had $2,601,327 in revenue for the year ended June 30, 2002. This increase is a result of continuing favorable interest rate markets. During fiscal 2003, we originated approximately $89 million of loans versus approximately $47 million in fiscal 2002, an increase of 85.7%.

The Company had loan origination income and interest income of $1,450,908 in fiscal 2003 versus $1,024,193 in fiscal 2002, an increase of 41.7%. In addition, we had income from the sale of loans and servicing rights in the amount of $1,620,810 in fiscal 2003 compared with $1,078,769 in fiscal 2002, an increase of 50.2%. During fiscal 2003, we focused our efforts on loan origination and establishing long-term relationships with real estate brokers, therefore Equity Builder finder's fees decreased from $498,365 in fiscal 2002 to $7,020 in fiscal 2003. We do not anticipate material revenues from Equity Builder finder's fees in the next 12 months as we continue to capitalize on loan originations resulting from the favorable interest rates.

Expenses
--------

Selling, general and administrative expenses for the fiscal year ended June 30, 2003, were $526,076, and such expenses for the fiscal year ended June 30, 2002, were $626,786, a decrease of $100,710 or 16.1%. Selling, general and administrative expenses for 2002 and 2003 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the year ended June 30, 2003, were $2,095,417 compared to $1,806,780 for the year ended June 30, 2002, an increase of $288,637 or 16%. This increase is attributable to an increase in employee and other expenses related to an increase in the number and amount of loans processed during the year ended June 30, 2003, compared to the similar period ended June 30, 2002. Interest expenses of $75,508 for the year ended June 30, 2003, compared to $92,309 for 2002. This decrease of $16,801 or 18.2% as a result of reduction in loan balances and faster turn times on our warehouse line of credit used for funding of loans and a decrease in the interest rate charged on the warehouse line of credit due to the drop in the prime rate.

Total operating expenses for the year ended June 30, 2003, were $2,733,001, compared to $2,525,875 for the year ended June 30, 2002, an increase of $207,126, or 8.2%, resulting from the increased number and amount of loans closed and other factors as stated. An item that contributed to additional expenses in 2003 was related to the Company's efforts to complete a Form SB-2 Registration Statement and the related costs and audit information required in that process.

Losses/Gains
------------

The Company had a net income of $276,662 for the year period ended June 30, 2003, compared to net income of $52,208 for the fiscal year ended June 30, 2002. The net income for the current year is a reflection of increased business resulting from the favorable interest rates for mortgages during the year. The amount of loan originations by the Company increased from $46,695,166 for the fiscal year ended June 30, 2002, to $88,708,922 for the fiscal year ended June 30, 2003. This 90% increase in loan origination is a result of the additional commissioned loan origination staff hired by the Company and the opening of an office in Clearwater, Florida, at a time when the mortgage interest rates available were being reduced.

Liquidity and Capital Resources of Bottomline Home Loan, Inc.
-------------------------------------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the next 12 months following the filing of this Form 10-KSB. Bottomline does expect to continue its plans for expansion and for the next 12 months believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2004.

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal March 31, 2004. The balance of the warehouse facility as of June 30, 2003, was $3,461,972, which matures on March 31, 2004, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in March of 2005. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of March 31, 2004. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

Product Research and Development
--------------------------------

We do not plan to conduct any significant research or development activities in the coming 12-month period.

Expected Purchase or Sale of Plant and Equipment
------------------------------------------------

We have no current plan to buy any specific additional plant or equipment. However, we are investigating the possibility of renting additional retail office space in several areas for potential additional call centers. We are using the services of a licensed real estate broker to suggest potential properties for us to lease. We have investigated a number of potential properties and are continuing to consider additional properties. However, our investigations to this point have been preliminary, and we have not identified any specific property for rent.

ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended June 30, 2003, are attached hereto as F-1 through F-19.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not disagreed on any items of accounting treatment or financial disclosure with our auditors.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by the chief executive officer and chief financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management, including the chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-KSB, and subject to the inherent limitations all as described above, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals constitute the Company's executive officers and directors as of September 20, 2003:

                  Name               Age           Position

         Buster Williams, Jr.         50           President and Director
         David Williams               29           Vice President and Director

Buster Williams, Jr. founded Bottomline Mortgage, Inc. in 1989 and has served as its Chairman of the Board and Chief Executive Officer since that time. He was also the largest stockholder until he sold his interest to Bottomline Home Loan, Inc. His responsibilities with Bottomline Home Loan, Inc. include strategic planning for the company as well as overseeing the day-to-day operations. Prior to his employment with Bottomline Mortgage Inc., Mr. Williams was a licensed real estate broker, general contractor, appraiser and developer of real estate over a 25-year period of time. For the three years from 1986 to 1989, he managed the real property division of the Department of Economic Security of the State of Arizona with 300+ facilities and a monthly budget of over $15 million dollars.

David Williams has been employed at Bottomline Mortgage, Inc. since 1997. He currently manages secondary marketing and production areas. From early 1995 to 1997, David served as a property manager for Carlton Business Park, involved in the management of 250,000 square feet of office/warehouse space in the Phoenix Metropolitan area. He holds a B.S. in Business Administration with a major in Real Estate and Finance from Arizona State University.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended June 30, 2003, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have not filed, on a timely basis, reports required by Section 16(a) of the Exchange Act:

Buster  Williams and David Williams have not filed the required  reports on Form
3. We have been informed that each of them intends to file the required report within several days of the filing of this annual report on Form 10-KSB. To our knowledge, Richard Surber has failed to file the required report on Form 3 and failed to file the required report on Form 4 in connection with the shares he received in the distribution of the Axia Group, Inc. to its stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years c oncerning cash and noncash compensation in excess of $100,000 paid or accrued by officers of the Company during the fiscal years ended June 30, 2003 and 2002:


                           Summary Compensation Table

                                                                           Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                  Awards            Payouts
                                ------------------------------------ ------------------------ -----------
           (a)            (b)       (c)         (d)         (e)          (f)         (g)         (h)          (i)
                                                          Other                    Securities                  All
                                                         Annual       Restricted   Underlying                 Other
        Name and                                         Compen-       Stock        Options/      LTIP        Compen-
   Principal Position     Year  Salary($)   Bonus($)   sation ($)(1)  Award(s)($)  SARs (#)(2)  Payouts ($)  sation ($)
   ------------------     ----  ---------   -------    -------------  -----------  -----------  -----------  ----------
  Buster Williams, Jr.    2003    $108,500       --     $24,978          --           --            --          --
    CEO and Director      2002      97,300       --       4,000          --           --            --          --

  David Williams          2003     $62,000       --     $62,237          --           --            --          --
    Vice President and    2002      51,000       --         600          --           --            --          --
    Director

Compensation of Directors
-------------------------

Both of our directors are employees of the Company and are not compensated as directors in addition to the compensation they receive as employees. We have not entered into written employment agreements with our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of September 20, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of September 20, 2003, there were 15,539,000 shares of common stock issued and outstanding.


                 Name of Person or Group                   Nature of Ownership(1)       Amount       Percent
                 -----------------------                   ----------------------       ------       -------
Principal Stockholders:
  Axia Group, Inc.......................................   Common Stock                  862,377        5.6
  268 West 400 South, Suite 300
  Salt Lake City, UT  84101

  Richard Surber(2).....................................   Common Stock                2,373,877       15.3
  268 West 400 South, Suite 300
  Salt Lake City, UT  84101

Directors:
  Buster Williams, Jr.(3)...............................   Common Stock                7,137,087       45.9
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  David Williams(4).....................................   Common Stock                2,761,322       17.9
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  All Executive Officers and
  Directors as a Group (2 persons):.....................   Common Stock                9,898,409       63.7

(1) Includes shares held by entities in which the individual or entity shares voting, investment, and dispositive power. Except as otherwise noted, however, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2) Consists of 1,302,358 shares held by Mr. Surber, 862,377 shares held by Axia Group, Inc., of which Mr. Surber is the President, and 209,142 shares held by Wichita Development Corporation, of which Mr. Surber is the President.
(3) Consists of 6,843,330 shares held by Buster Williams, Jr., and 293,757 shares held by his wife, Mei Chen. Buster Williams, Jr., is the President and a director of the Company and the father of David Williams.
(4) Consists of 2,504,285 shares held by David Williams and 257,037 shares held by his wife, Caitlin Rabanera. David Williams is a director of the Company and the son of Buster Williams, Jr.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of a settlement agreement with a minority stockholder of Bottomline Mortgage, Inc., Buster Williams, Jr., in his personal capacity, agreed to purchase 715,000 shares of stock in that entity from the minority stockholder over a 30-month period. During the fiscal year ended June 30, 2003, Mr. Williams purchased 715,000 shares of stock pursuant to that agreement for a price of $0.24 per share. During that period, Bottomline purchased 340,000 of those shares from Mr. Williams at a price of $0.24 per share in an effort to increase its ownership interest in its subsidiary. As a result, at June 30, 2003, Bottomline's ownership interest in its subsidiary increased from approximately 76% to approximately 80%.

In June 2001, the Company agreed that in exchange for 50,000 shares of the common stock of Torchmail Communications, Inc., the Company would issue 500,000 restricted shares of its common stock. Torchmail Communications, Inc. was, at that time, controlled by Richard Surber, a principal stockholder of Bottomline. In August of 2002, the parties agreed to rescind the agreement and return the shares each party had received to the other party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. The following exhibits, which are  required to be attached by
         Item 601 of Regulation S-B, are incorporated herein by this reference.

    Exhibit
     Number                                    Title of Document                                       Location
---------------- ------------------------------------------------------------------------------- ---------------------
    Item 3       Articles of Incorporation and Bylaws
---------------- ------------------------------------------------------------------------------- ---------------------
     3.01        Articles of Incorporation of Cyberenergy, Inc. filed February 15, 1996          Incorporated by
                                                                                                 reference(1)
     3.02        Amendment to the Articles of Incorporation of Cyberenergy, Inc. filed           Incorporated by
                 December 15, 1999                                                               reference(1)

     3.03        Amendment to the Articles of Incorporation of Cyberenergy, Inc. (name change    Incorporated by
                 to Bottomline Home Loan, Inc.) filed July 20, 2001                              reference(2)

     3.04        Bylaws adopted December 31, 1999                                                Incorporated by
                                                                                                 reference(1)

    Item 4       Instruments Defining the Rights of Security Holders
---------------- ------------------------------------------------------------------------------- ---------------------
     4.01        Employee Benefit Plan adopted December 14, 1999                                 Incorporated by
                                                                                                 reference(1)

    Item 10      Material Contracts
---------------- ------------------------------------------------------------------------------- ---------------------
     10.01       Stock Purchase Agreement between Buster Williams,  Jr. and Cyberenergy,  Inc.,  Incorporated by
                 dated April 2001                                                                reference(2)

     10.02       Stock Acquisition Agreement between and among Cyberenergy, Inc. and Buster      Incorporated by
                 Williams, Jr., David Williams, Mei Chen Caitlin Rabanera, Matt Morris, Sandra   reference(2)
                 Jorgensen and Athena V. Killeen dated May 2001

     10.03       Stock Purchase  Agreement  between and among  Cyberenergy,  Inc. and Torchmail  Incorporated by
                 Communications, Inc. dated June 2001                                            reference(2)

    Item 31      Rule 13a-14(a)/15d14(a) Certifications
     31.01       Certification of Chief Executive  Officer and Chief Financial Officer Pursuant  Attached
                 to Rule 13a-14

    Item 32      Section 1350 Certifications
     32.01       Certification of Chief Executive  Officer and Chief Financial Officer Pursuant  Attached
                 to 18  U.S.C.  Section  1350,  as  Adopted  Pursuant  to  Section  906  of the
                 Sarbanes-Oxley Act of 2002

--------------------

(1) Incorporated by reference from the registration statement on Form 10-SB filed August 30, 2000, SEC File No. 000-31413.
(2) Incorporated by reference from the annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed September 21, 2001.

(b) Reports on Form 8-K. None.
    --------------------

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of October, 2002.




                                        Bottomline Home Loan, Inc.

                                        /s/Buster Williams, Jr.
                                        -----------------------
                                        Name: Buster Williams, Jr.
                                        Title: President and CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                Date

/s/Buster Williams, Jr.     President, CEO and Director         October 14, 2003
-----------------------
Buster Williams, Jr.


/s/David Williams           Vice President and Director         October 14, 2003
-----------------------
David Williams

BOTTOMLINE HOME LOAN, INC.
Consolidated Financial Statements
June 30, 2003 and 2002

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Bottomline Home Loan, Inc.


We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ TANNER + CO

Salt Lake City, Utah
July 23, 2003


                                                                    BOTTOMLINE HOME LOAN, INC.
                                                                    Consolidated Balance Sheet

                                                                                      June 30,
----------------------------------------------------------------------------------------------


          Assets
          ------                                                2003              2002
                                                           -----------------------------------
Current assets:
   Cash and cash equivalents                               $       428,261    $       274,028
   Restricted cash                                                  17,909                  -
   Receivables from sales of loans                               3,638,547            866,711
   Equity builder finder's fee receivable                          152,107            353,740
   Mortgage servicing rights, net                                  139,277                  -
   Prepaids and other current assets                                 3,076             26,875
                                                           -----------------------------------

          Total current assets                                   4,379,177          1,521,354

Property and equipment, net                                         85,072             32,113
Other assets                                                        14,327              9,826
                                                           -----------------------------------

                                                           $     4,478,576    $     1,563,293
                                                           -----------------------------------

----------------------------------------------------------------------------------------------

          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:
   Warehouse line of credit                                $     3,461,972    $       782,138
   Note payable                                                     97,757            353,740
   Accounts payable and accrued expenses                           264,025             68,259
   Current maturities of long-term debt                             15,806             15,373
                                                           -----------------------------------

          Total current liabilities                              3,839,560          1,219,510

Long-term debt                                                      43,780                  -
                                                           -----------------------------------

          Total liabilities                                      3,883,340          1,219,510
                                                           -----------------------------------

Minority interest                                                  120,932             85,764
                                                           -----------------------------------

Commitments and contingencies                                            -                  -

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized; 0 shares issued and outstanding                         -                  -
   Common stock, $.001 par value, 500,000,000 shares
     authorized; 15,539,000 and 16,039,000 shares
     issued and outstanding, respectively                           15,539             16,039
   Additional paid-in capital                                      656,506            716,383
   Accumulated deficit                                            (197,741)          (474,403)
                                                           -----------------------------------

          Total stockholders' equity                               474,304            258,019
                                                           -----------------------------------

          Total liabilities and stockholders' equity       $     4,478,576    $     1,563,293
                                                           -----------------------------------


----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                20

                                                                    BOTTOMLINE HOME LOAN, INC.
                                                              Consolidated Statement of Income

                                                                          Years Ended June 30,
----------------------------------------------------------------------------------------------

                                                                2003                 2002
                                                           -----------------------------------
Revenues:
   Income from sale of loans and servicing rights          $     1,620,810    $     1,078,769
   Origination fee and other loan revenue                        1,450,908          1,024,193
   Equity builder finder's fees                                      7,020            498,365
                                                           -----------------------------------

          Total revenues                                         3,078,738          2,601,327
                                                           -----------------------------------

Operating expenses:
   Salaries and direct loan costs                                2,095,417          1,806,780
   Interest                                                         75,508             92,309
   Selling, general and administrative                             562,076            626,786
                                                           -----------------------------------

          Total operating expenses                               2,733,001          2,525,875
                                                           -----------------------------------

          Income from operations                                   345,737             75,452
                                                           -----------------------------------

Other income (expense):
   Interest income                                                       -              3,094
   Other income (expense)                                              216             (6,381)
                                                           -----------------------------------

          Total other income (expense)                                 216             (3,287)
                                                           -----------------------------------

          Net income before minority interest
          and taxes                                                345,953             72,165

Income tax (expense) benefit                                             -                  -

Minority share of income                                           (69,291)           (20,137)
                                                           -----------------------------------

Net income                                                 $       276,662    $        52,028
                                                           -----------------------------------

Net income per common share
  - basic and diluted                                      $          0.02    $          0.00
                                                           -----------------------------------

Weighted average shares outstanding
  - basic and diluted                                           15,538,000         16,039,000
                                                           -----------------------------------


----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                21


                                                                                   BOTTOMLINE HOME LOAN, INC.
                                                               Consolidated Statement of Stockholders' Equity

                                                                           Years Ended June 30, 2003 and 2002
-------------------------------------------------------------------------------------------------------------

                            Preferred Stock        Common Stock      Additional
                            ---------------------------------------    Paid-In     Accumulated
                            Shares   Amount     Shares      Amount     Capital      deficit         Total
                            ---------------------------------------------------------------------------------

Balance, July 1, 2001           -    $   -    16,039,000   $ 16,039  $  704,559    $  (526,431)  $   194,167

Subsidiary stock issued
  for cash                      -        -             -          -      11,824              -        11,824

Net income                                                                              52,028        52,028
                            ---------------------------------------------------------------------------------

Balance, June 30, 2002           -        -   16,039,000     16,039     716,383       (474,403)      258,019

Return of Company stock
  due to rescission (see
  Note 7)                        -        -     (500,000)      (500)    (12,000)             -       (12,500)

Buy-back of subsidiary
  common stock                   -        -            -          -     (82,000)             -       (82,000)

Change in minority
  interest due to buy-
  back of subsidiary
  stock                          -        -            -          -      34,123              -        34,123

Net income                       -        -            -          -           -        276,662       276,662
                            ---------------------------------------------------------------------------------

Balance, June 30, 2003           -   $    -   15,539,000   $ 15,539  $  656,506    $  (197,741)  $   474,304
                            ---------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               22


                                                          BOTTOMLINE HOME LOAN, INC.
                                                Consolidated Statement of Cash Flows

                                                                Years Ended June 30,
------------------------------------------------------------------------------------

                                                             2003          2002
                                                        ----------------------------
Cash flows from operating activities:
  Net income                                            $     276,662  $     52,028
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              16,804        10,711
    Minority interest in net income                            69,291        20,137
    Decrease (increase) in:
      Receivables from sales of loans                      (2,771,836)      851,139
      Equity builder finder's fee receivable                  201,633      (353,740)
      Prepaid and other current assets                         11,299        (6,119)
      Mortgage servicing rights                              (139,277)            -
      Other assets                                             (4,501)        7,846
    Increase (decrease) in:
      Accounts payable and accrued expenses                   195,766       (32,091)
      Net change in warehouse line of credit                2,679,834      (869,806)
                                                        ----------------------------
           Net cash provided by (used in)
           operating activities                               535,675      (319,895)
                                                        ----------------------------

Cash flows from investing activities:
  Net change in marketable securities                               -        97,790
  Increase in restricted cash                                 (17,909)            -
  Decrease (increase) in notes receivable                           -       106,150
  Purchase of property and equipment                           (2,112)       (3,833)
                                                        ----------------------------

           Net cash (used in) provided
           by investing activities                            (20,021)      200,107
                                                        ----------------------------

Cash flows from financing activities:
  Net change in note payable                                 (255,983)      353,740
  Payments of long-term debt                                  (23,438)      (21,596)
  Issuance of subsidiary stock for cash                             -        20,000
  Buy-back of subsidiary common stock                         (82,000)            -
                                                        ----------------------------

           Net cash (used in) provided
           by financing activities                           (361,421)      352,144
                                                        ----------------------------

Net increase in cash and cash equivalents                     154,233       232,356

Cash and cash equivalents at beginning of year                274,028        41,672
                                                        ----------------------------

Cash and cash equivalents at end of year                $     428,261  $    274,028
                                                        ----------------------------


------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                      23

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements

                                                          June 30, 2003 and 2002
--------------------------------------------------------------------------------


1.   Summary of         Nature of Business
     Significant        The Company  incorporated under the laws of the State of
     Accounting         Nevada on February  15, 1996 as  CyberEnergy,  Inc.  The
     Policies           name of the Company was changed to Bottomline Home Loan,
                        Inc. on May 4, 2001.  The  Company  was a  developmental
                        stage company until June 27, 2001,  when it acquired 76%
                        of the outstanding common stock of Bottomline  Mortgage,
                        Inc.  The  transaction  was  accounted  for as a reverse
                        acquisition  using the  purchase  method of  accounting,
                        therefore,  the  historical  results  presented  in  the
                        financial  statements are those of Bottomline  Mortgage,
                        Inc.,  the accounting  acquirer,  through June 27, 2001,
                        after which  historical  results  represent the combined
                        entity. The ownership percentage has increased to 80% as
                        a result of the Company's  purchase of additional shares
                        of its subsidiary.  The Company,  primarily  through its
                        subsidiary,    Bottomline   Mortgage,    Inc.,   assists
                        individuals,  brokers, and others in obtaining long-term
                        trust deed (mortgage)  financing.  The Company processes
                        loan   applications,   effects  loan   underwriting  and
                        receives  purchase  commitments from investor groups for
                        mortgage  backed  loans  prior  to  funding  the  loans,
                        primarily   at  its   corporate   office  in   Monrovia,
                        California. Loan applications are also solicited and received at office locations in Phoenix, Arizona; and Clearwater Florida. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 80% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

                        Estimates
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Cash and Cash Equivalents
     Significant        The  Company   considers   all  deposits   with  initial
     Accounting         maturities   of  three   months   or  less  to  be  cash
     Policies           equivalents.
     Continued
                        Concentration of Credit Risk
                        The   Company's    primary   business   is   originating
                        conventional  mortgage loans and mortgage loans based on
                        HUD Title II  regulations.  As an approved  HUD Title II
                        loan   correspondent,   the  Company's   subsidiary  HUD
                        mortgages are insured by FHA. Title II regulations limit
                        the size of individual loans to specific dollar amounts,
                        and    contain     guidelines     regarding     borrower
                        credit-worthiness.   Company  management   believes  the
                        credit risk associated with specific borrowers and geographic concentrations is not significant.

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

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Earnings Per Share - Continued
     Significant        The computation of diluted  earnings per common share is
     Accounting         based   on  the   weightedaverage   number   of   shares
     Policies           outstanding  during  the  year  plus  the  common  stock
     Continued          equivalents  which  would arise from the  conversion  of
                        debt or equity instruments convertible into common stock
                        and  the   exercise  of  stock   options  and   warrants
                        outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of June 30, 2003 and 2002, the Company had no common stock equivalents outstanding.

                        Mortgage Servicing Rights
                        The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2003 and 2002, respectively.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Property and Equipment
     Significant        Property   and   equipment   are   recorded   at   cost.
     Accounting         Depreciation  and amortization on property and equipment
     Policies           and capital  leases are  computed  on the  straight-line
     Continued          method over the  estimated  useful  lives of the assets,
                        which are estimated to be between four and seven years or term of the capital lease. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of fixed assets are reflected in the Statement of Income.

                        Recognition of Mortgage Fee Income
                        Mortgage fee income consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are; (1) the transferred assets have been isolated from the Company and its creditors,
                        (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage loan. The Company does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan, therefore each loan is sold virtually at the same time it is closed, removing exposure to interest rate changes. The loans are sold on a pure pass-through basis, meaning there is no yield differential between the loan rate less servicing fees and the yield to the purchaser of the loan. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at there discretion. This means that title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by the Company, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has transferred, the Company is not exposed to market risk during this time period.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Mortgage Fee Income - Continued
     Significant        In  connection  with the  sale of  mortgage  loans,  the
     Accounting         Company  may also  sell  the  servicing  rights  to such
     Policies           loans. The Company  recognizes  revenue from the sale of
     Continued          such  servicing   rights  when  an  agreement  with  the
                        purchaser of such servicing rights exists,  ownership to
                        such  servicing  rights  has  been  transferred  to  the
                        purchaser, the selling price of such servicing rights is
                        fixed or determinable,  and collectibility is reasonable
                        assured.  The  Company's  contracts  with  investors  or
                        servicers  that purchase  these rights  require  certain
                        warrants  and   representations  by  the  Company  which
                        guarantee the  mortgages  will be serviced for a minimum
                        of three to  twelve  months  after  they are  purchased.
                        Should  for any  reason  the loan be paid off or prepaid
                        during the first  year,  the  servicer  may  request the
                        return  of all or a  pro-rated  portion  of the  service
                        release  premium  paid  to the  Company.  The  Company's
                        accounting policy is to provide a reserve for the amount
                        of  fees  that  are  estimated  to be  refunded  to  the
                        servicers.   To  date,  such  estimates  have  not  been
                        material. During the years ended June 30, 2003 and 2002, the Company did not refund any service release premiums to a servicer.

                        Commitment fees received (non-refundable fees that arise from agreements with borrowers that obligate the Company to make a loan or satisfy an obligation under a specified condition) are initially deferred and recognized as revenue as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

                        Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

                        Mortgage   loans  are   primarily   funded  by   lending
                        institutions under warehouse line of credit agreements.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of loan Servicing Income
     Significant        The Company  recognizes  revenue  from  servicing  loans
     Accounting         monthly as the services are performed.
     Policies
     Continued          Recognition of Equity Builder Finder's Fees
                        Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2003 and 2002 was $152,107 and $353,740, respectively, which is shown under the caption equity builder finder's fee receivable on the balance sheet. To date the Company has not incurred any losses related to amounts due from customers under the equity builder program. The Company estimates that future losses, if any, will be immaterial and therefore has not recorded any reserve for losses on the equity builder finder's fee receivable.

                        Impairment of Long-Lived Assets
                        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of income.

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

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Stock Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. As of June 30, 2003, the Company did not have any stock options outstanding.

                        Advertising
                        The Company expenses advertising costs as they are incurred. During the years ended June 30, 2003 and 2002, the Company had advertising expenses aggregating to $53,745 and $15,494, respectively.

                        Reclassifications
                        Certain amounts in the 2002 financial statements have been reclassified to conform with the presentation of the current year financial statements.



2.   Property           Property and equipment consists  of the  following as of
     and                June 30:
     Equipment
                                                             2003      2002
                                                         -----------------------

                        Furniture and equipment          $  153,848  $   84,085
                        Less accumulated depreciation       (68,776)    (51,972)
                                                         -----------------------

                                                         $   85,072  $   32,113
                                                         -----------------------

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Warehouse          The  Company  has a  warehouse  line of  credit  with an
     Line of            available  limit  of  $3,000,000.   The  line  bears  an
     Credit             interest  rate of prime plus .75% (5 % and 5.75% at June
                        30,  2003 and 2002,  respectively)  and matures on March
                        31,  2004.  The line of credit is  primarily  secured by
                        mortgage  notes and  proceeds  from the sale of mortgage
                        notes   and   is    personally    guaranteed    by   two
                        officers/directors of the Company. At times, the bank has, at their discretion, elected to advance an amount above the available limit on the warehouse line of credit. The outstanding balance at June 30, 2003 and 2002 was $3,461,972 and $782,138, respectively.

4.   Note               The  Company  has a line  of  credit  with  a  financial
     Payable            institution  which  allows  for up to  $3,000,000  to be
                        borrowed,  bearing  interest  at a rate of prime plus 1%
                        (5% and 5.75% at June 30, 2003 and 2002, respectively), due on demand, secured by short-term receivables. The outstanding balance was $97,757 and $353,740 as of June
                        30, 2003 and 2002, respectively.

5.   Long-Term          Long-term debt consists of the following at June 30:
     Debt
                                                            2003        2002
                                                         -----------------------
                        Unsecured note payable to a
                        bank with monthly payments of
                        $1,281 bearing interest at
                        14.5%, due May 2003              $        -  $   15,373

                        Capitalized lease obligations
                        (Note 6)                             59,586           -
                                                         -----------------------

                        Total term debt                      59,586      15,373
                        Less current portion                (15,806)    (15,373)
                                                         -----------------------

                        Long-term debt                   $   43,780  $        -
                                                         -----------------------


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Long-Term          Future maturities of notes payable are as follows:
     Debt
     Continued          Year Ending June 30:
                        --------------------
                             2004                          $          15,806
                             2005                                     17,811
                             2006                                      7,544
                             2007                                      8,500
                             2008                                      9,925
                                                           ------------------

                                                           $          59,586
                                                           ------------------

6.   Lease              The   Company    leases    certain    equipment    under
     Obligations        noncancellable   capital  leases.  These  leases  expire
                        between 2005 and 2008.

                        Equipment under the leases consists of the following as of June 30:

                                                           2003         2002
                                                         -----------------------

                        Office equipment                 $   67,651  $        -

                        Less accumulated amortization        (7,072)          -
                                                         -----------------------

                                                         $   60,579  $        -
                                                         -----------------------


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Lease              Amortization  expense for the  equipment  under  capital
     Obligations        leases  was  approximately  $7,000  and $0 for the years
     Continued          ended June 30, 2003 and 2002, respectively.

                        The capital lease obligations have imputed interest rates of 12% and are payable in monthly installments of approximately $1,800. Future minimum lease payments on the capital lease obligations at June 30, 2003 are as follows:

                        Year Ending June 30:
                        --------------------
                               2004                                  $   21,794
                               2005                                      21,794
                               2006                                       9,941
                               2007                                       9,941
                               2008                                       7,708
                                                                     -----------

                                                                         71,178
                        Less amount representing interest               (11,592)
                                                                     -----------

                        Present value of future minimum capital
                         lease obligations                           $   59,586
                                                                     -----------

                        The Company  leases  office  space and  equipment  under
                        non-cancelable    operating   leases.   Future   minimum
                        operating lease payments are as follows:

                        Year Ending June 30:
                        --------------------

                               2004                                  $   93,731
                               2005                                      94,392
                               2006                                      80,082
                               2007                                      70,785
                                                                     -----------

                                                                     $  338,990
                                                                     -----------

                        Total rent expense related to these non-cancelable operating leases for the years ended June 30, 2003 and 2002, was approximately $98,000 and $86,000, respectively.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Common             In June 2001,  the Company  agreed that in exchange  for
     Stock              50,000   shares  of  the  common   stock  of   Torchmail
                        Communications,  Inc.,  the Company  would issue 500,000
                        restricted   shares  of  its  common  stock,   Torchmail
                        Communications, Inc. was, at that time, controlled by Richard Surber, a principal stockholder of Bottomline.
                        In August of 2002, the parties agreed to rescind the agreement and return the shares each party had received to the other party.

8.   Income Taxes       The provision for income taxes is different than amounts
                        which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons at June 30:

                                                           2003         2002
                                                         -----------------------

                        Federal income tax (provision)
                          benefit at statutory rate      $ (130,000) $  (27,000)
                        Meals and entertainment              (1,000)          -
                        Change in estimate of
                           net operating loss               (30,000)          -
                        Change in valuation allowance       161,000      27,000
                                                         -----------------------

                                                         $        -  $        -
                                                         -----------------------

                        Deferred tax assets (liabilities) are comprised of the following as of June 30:

                                                           2003         2002
                                                         -----------------------

                        Depreciation                     $  (10,000) $ (136,000)
                        Net operating loss                   16,000  $  167,000
                        Valuation allowance                  (6,000)   (167,000)
                                                         -----------------------

                                                         $        -  $        -
                                                         -----------------------


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Income Taxes       At June 30,  2003,  the Company has net  operating  loss
     Continued          carryforwards  available to offset future taxable income
                        of  approximately  $42,000,  which  will begin to expire
                        2019.   The   utilization  of  the  net  operating  loss
                        carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the changes in ownership.

                        A valuation  allowance  has been  recorded to offset the
                        net   deferred   tax  asset   due  to  the   uncertainty
                        surrounding its realization.

9.   Commitments        Sales of Loans with Recourse
     and                The Company has agreements  with investors that purchase
     Contingencies      mortgage  notes  from  the  Company.   These  agreements
                        contain certain recourse provisions. In general, the Company is required to repurchase loans in the event of circumstances including:

                        o Failure to deliver original documents specified by the investor.

                        o The existence of fraud in the origination of the loan.

                        o The borrower becomes delinquent during the first several months after the loan is sold.

                        The Company incurred loan repurchase expenses of approximately $0 and $31,000 during the years ended June 30, 2003 and 2002, respectively. No provision has been included in the financial statements for future loan repurchases because such amounts are not considered material.

                        Litigation
                        The Company may become or is subject to investigations, claims or lawsuits ensuing out of conduct of its business. The Company is currently not aware of any such items, which it believes could have a material adverse effect on its financial position.

10.  Fair Value of      The  Company  estimates  that  the  fair  value  of  all
     Financial          financial  instruments  at June 30, 2003 and 2002,  does
     Instruments        not differ materially from the aggregate carrying values
                        of   its   financial   instruments   recorded   in   the
                        accompanying consolidated balance sheet.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Concentration      The  Company  sold  materially all of its loans to three
     of Revenues        investors during the years ended June 30, 2003 and 2002.


12.  Related            In August  1999,  the  Company  advanced  $75,000  to an
     Party              officer/director  in  exchange  for a note  secured by a
     Transactions       third deed of trust on his personal residence.  The note
                        bore  interest at 7% and  required no monthly  payments.
                        Principal and interest were due July 4, 2009, however, the note was paid in full in 2002.

                        During the year ended June 30, 2003, the CEO of the Company bought 715,000 shares of the stock of the subsidiary from a shareholder for $170,000. The subsidiary entered into an agreement with the CEO to buy all of those shares on a best efforts basis over a period of approximately 30 months. As of June 30, 2003, 340,000 shares had been purchased for $82,000.


13. Supplemental        During the years ended June 30,
     Disclosure of
     Cash Flow
     Information                                             2003       2002
                                                         -----------------------

                        Cash paid for:
                           Interest                      $   66,804  $   92,309
                                                         -----------------------

                           Income taxes                  $        -  $        -
                                                         -----------------------

                        During the year ended June 30, 2003 the Company:

                        o Acquired property and equipment in exchange for capital leases totaling $67,651.

                        o Rescinded a previous agreement resulting in the return of 500,000 shares of company stock in exchange for marketable securities of $12,500 (see
                            Note 7).

                        o Reduced minority interest and increased additional paid in capital by $34,123, due to the buyback of subsidiary stock by the subsidiary.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Recent             In July 2002, the Financial  Accounting  Standards Board
     Accounting         (FASB) issued  Statement No. 146,  "Accounting for Costs
     Pronounce-         Associated  with  Exit  or  Disposal  Activities".   The
     ments              statement addresses  financial  accounting and reporting
                        for costs  associated  with exit or disposal  activities
                        and nullifies Emerging Issues Task Force Issue No. 94-3,
                        "Liability  Recognition for Certain Employee Termination
                        Benefits and Other Costs to Exit an Activity. (Including
                        Certain  Costs  Incurred  in  a   Restructuring)."   The
                        provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December
                        31, 2002. During 2003, management implemented SFAS 146, which did not have a material effect on the consolidated financial statements of the Company.

                        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. During 2003, management implemented SFAS 148, which did not have a material effect on the consolidated financial statements of the Company.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Recent             In April 2003, the FASB issued SFAS No. 149,  "Amendment
     Accounting         of Statement 133 on Derivative  Instruments  and Hedging
     Pronounce-         Activities."  SFAS 149 provides  for certain  changes in
     ments              the accounting treatment of derivative  contracts.  SFAS
     Continued          No.  149 is  effective  for  contracts  entered  into or
                        modified  after  June  30,  2003,   except  for  certain
                        provisions  that  relate to SFAS No. 133  Implementation
                        Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively.
                        Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

                        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

                        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's future results of operations or financial position.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Recent             The Emerging  Issues Task Force  issued EITF No.  00-21,
     Accounting         "Revenue   Arrangements   with  Multiple   Deliverables"
     Pronounce-         addressing  the allocation of revenue among products and
     ments              services in bundled  sales  arrangements.  EITF 00-21 is
     Continued          effective  for  arrangements   entered  into  in  fiscal
                        periods after June 15, 2003. The Company does not expect
                        the adoption of EITF No. 00-21 to have a material impact
                        on  the  Company's   future  results  of  operations  or
                        financial position.



--------------------------------------------------------------------------------
                                                                              39