Form 10QSB
period 2003-09-30
BOTTOMLINE HOME LOAN INC
filed 2003-11-14
CIK 1017130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 for the  transition  period from            to            .
                                                      ----------    -----------


                        Commission file number: 000-31413
                                                ---------

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


            201 East Huntington Drive, Suite 202, Monrovia, CA 91016
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (800) 520-5626
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes XX         No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 11, 2003, was 15,539,000.


Transitional Small Business Disclosure Format (check one):  Yes          No XX

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS...............................................  1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......... 11

ITEM 3.  CONTROLS AND PROCEDURES............................................ 15

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 16

SIGNATURES.................................................................. 16

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS


                                                      BOTTOMLINE HOME LOAN, INC.
                                            Unaudited Consolidated Balance Sheet

                                                              September 30, 2003
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                    $        182,088
  Restricted cash                                                       210,413
  Receivables from sales of loans                                     1,829,283
  Equity builder finder's fee receivable                                125,033
  Mortgage servicing rights, net                                        273,460
  Prepaids and other current assets                                       3,076
                                                               ----------------

        Total current assets                                          2,623,353

Property and equipment, net                                              89,042
Other assets                                                             14,229
                                                               ----------------

                                                               $      2,726,624
                                                               ----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Warehouse line of credit                                     $      1,729,529
  Note payable                                                           57,201
  Accounts payable and accrued expenses                                 346,583
  Current maturities of long-term debt                                   16,286
                                                               -----------------

        Total current liabilities                                     2,149,599

Long-term debt                                                           40,330
                                                               -----------------

        Total liabilities                                             2,189,929
                                                               -----------------

Minority interest                                                       103,668
                                                               ----------------

Commitments and contingencies                                                 -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                               -
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 15,539,000 shares issued and outstanding                 15,539
  Additional paid-in capital                                            652,427
  Accumulated deficit                                                  (234,939)
                                                               -----------------

        Total stockholders' equity                                      433,027
                                                               -----------------

        Total liabilities and stockholders' equity             $      2,726,624
                                                               -----------------


          See accompanying notes to consolidated financial statements.

                                                      BOTTOMLINE HOME LOAN, INC.
                                  Unaudited Consolidated Statement of Operations

--------------------------------------------------------------------------------


                                                         Three Months Ended
                                                            September 30
                                                     ---------------------------
                                                         2003          2002
                                                     ---------------------------

Revenues:
  Income from sale of loans and servicing rights     $     158,650   $  427,666
  Origination fee revenue                                  360,751      257,488
  Servicing revenue                                         12,622            -
  Equity builder finder's fee                                    -        7,020
                                                     ---------------------------

        Total revenues                                     532,023      692,174
                                                     ---------------------------

Operating expenses:
  Salaries and direct loan costs                           397,507      491,240
  Interest                                                  13,211       12,286
  Selling, general and administrative                      150,723      137,309
                                                     ---------------------------

        Total operating expenses                           561,441      640,835
                                                     ---------------------------

        (Loss) income from operations                      (29,418)      51,339
                                                     ---------------------------

Other income (expense):
  Other income (expense)                                     2,450            -
                                                     ---------------------------

        Total other income (expense)                         2,450            -
                                                     ---------------------------

        Net (loss ) income before minority interest
         and taxes                                         (26,968)      51,339

Income tax (expense) benefit                               (19,073)           -

Minority share of loss (income)                              8,843      (12,835)
                                                     ---------------------------

Net (loss) income                                    $     (37,198)  $   38,504
                                                     ---------------------------

Net (loss ) income per common share
  - basic and diluted                                $        0.00   $     0.00
                                                     ---------------------------

Weighted average shares outstanding
  - basic and diluted                                   15,539,000   16,039,000
                                                     ---------------------------


         See accompanying notes to consolidated financial statements.

                                                      BOTTOMLINE HOME LOAN, INC.
                                  Unaudited Consolidated Statement of Cash Flows

                                                Three Months Ended September 30,
--------------------------------------------------------------------------------


                                                       2003            2002
                                                   -----------------------------
Cash flows from operating activities:
  Net (loss) income                                $     (37,198)  $     38,504
  Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization                          4,201          2,700
    Minority interest in net (loss) income                (8,843)        12,835
    Decrease (increase) in:
      Receivables from sales of loans                  1,809,264     (2,180,806)
      Equity builder finder's fee receivable              27,074         26,792
      Prepaid and other current assets                         -        (93,090)
      Mortgage servicing rights                         (134,183)             -
      Other assets                                            98              -
  Increase (decrease) in:
   Accounts payable and accrued expenses                  82,558         31,517
   Net change in warehouse line of credit             (1,732,443)     2,063,110
                                                   -----------------------------

        Net cash provided by (used in)
        operating activities                              10,528        (98,438)
                                                   -----------------------------

Cash flows from investing activities:
  Increase in restricted cash                           (192,504)             -
  Purchase of property and equipment                      (4,762)        (2,970)
                                                   -----------------------------

        Net cash used in investing activities           (197,266)        (2,970)
                                                   -----------------------------

Cash flows from financing activities:
  Net change in note payable                             (40,556)       (39,662)
  Payments of long-term debt                              (6,379)        (3,843)
  Buy-back of subsidiary common stock                    (12,500)             -
                                                   -----------------------------

        Net cash used in financing activities            (59,435)       (43,505)
                                                   -----------------------------

Net decrease in cash and cash equivalents               (246,173)      (144,913)

Cash and cash equivalents at beginning of period         428,261        274,028
                                                   -----------------------------

Cash and cash equivalents at end of period         $     182,088   $     129,115
                                                   -----------------------------

Non-Cash Investing and Financing Activities:

      During the three months ended September 30, 2003, the Company:

         o    Purchased  equipment  with a  capital  lease  obligation  totaling
              $3,409.

         o Reduced minority interest and increased additional paid in capital by $7,921, due to the buy-back of subsidiary common stock by the subsidiary.


         See accompanying notes to consolidated financial statements.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                     September 30, 2003 and 2002
--------------------------------------------------------------------------------

1.   Summary of         Nature of Business
     Significant        The Company  incorporated under the laws of the State of
     Accounting         Nevada on February  15, 1996 as  CyberEnergy,  Inc.  The
     Policies           name of the Company was changed to Bottomline Home Loan,
                        Inc. on July 20, 2001. The Company  was a  developmental
                        stage company until June 26, 2001,  when it acquired 76%
                        of the outstanding common stock of Bottomline  Mortgage,
                        Inc.  The  transaction  was  accounted  for as a reverse
                        acquisition  using the  purchase  method of  accounting,
                        therefore,  the  historical  results  presented  in  the
                        financial  statements are those of Bottomline  Mortgage,
                        Inc.,  the accounting  acquirer,  through June 27, 2001,
                        after which  historical  results  represent the combined
                        entity. The ownership percentage has increased to 81% as
                        a result of the Company's  purchase of additional shares
                        of its subsidiary.  The Company,  primarily  through its
                        subsidiary,    Bottomline   Mortgage,    Inc.,   assists
                        individuals,  brokers, and others in obtaining long-term
                        trust deed (mortgage)  financing.  The Company processes
                        loan   applications,   effects  loan   underwriting  and
                        receives  purchase  commitments from investor groups for
                        mortgage  backed  loans  prior  to  funding  the  loans,
                        primarily   at  its   corporate   office  in   Monrovia,
                        California. Loan applications are also solicited and received at office locations in Phoenix, Arizona; and Clearwater, Florida. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 81% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

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



--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Concentration of Credit Risk
     Significant        The   Company's    primary   business   is   originating
     Accounting         conventional  mortgage loans and mortgage loans based on
     Policies           HUD Title II  regulations.  As an approved  HUD Title II
     Continued          loan   correspondent,   the  Company's   subsidiary  HUD
                        mortgages are insured by FHA. Title II regulations limit
                        the size of individual loans to specific dollar amounts,
                        and    contain     guidelines     regarding     borrower
                        credit-worthiness.   Company  management   believes  the
                        credit risk associated with specific borrowers and geographic concentrations is not significant.

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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the quarter plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the quarter. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of September 30, 2003 and 2002, the Company had no common stock equivalents outstanding.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Stock-Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. No stock options were outstanding as of September 30, 2003 or 2002.

                        Mortgage Servicing Rights
                        The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the quarters ended September 30, 2003 and 2002.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Mortgage Fee Income
     Significant        Mortgage  fee income  consists  of service  and  release
     Accounting         premiums,  origination fees, processing fees and certain
     Policies           other income related to mortgages.  For mortgages  sold,
     Continued          mortgage fee income and related  expenses are recognized
                        at the time the loan meets the sales criteria for financial assets which are; (1) the transferred assets have been isolated from the Company and its creditors,
                        (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage loan. The Company does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan, therefore each loan is sold virtually at the same time it is closed, removing exposure to interest rate changes. The loans are sold on a pure pass-through basis, meaning there is no yield differential between the loan rate less servicing fees and the yield to the purchaser of the loan. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at their discretion. This means that title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by the Company, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has transferred, the Company is not exposed to market risk during this time period.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Mortgage Fee Income - Continued
     Significant        In  connection  with the  sale of  mortgage  loans,  the
     Accounting         Company  may also  sell  the  servicing  rights  to such
     Policies           loans. The Company  recognizes  revenue from the sale of
     Continued          such  servicing   rights  when  an  agreement  with  the
                        purchaser of such servicing rights exists,  ownership to
                        such  servicing  rights  has  been  transferred  to  the
                        purchaser, the selling price of such servicing rights is
                        fixed or determinable,  and collectibility is reasonable
                        assured.  The  Company's  contracts  with  investors  or
                        servicers  that purchase  these rights  require  certain
                        warrants  and   representations  by  the  Company  which
                        guarantee the  mortgages  will be serviced for a minimum
                        of three to  twelve  months  after  they are  purchased.
                        Should  for any  reason  the loan be paid off or prepaid
                        during the first  year,  the  servicer  may  request the
                        return  of all or a  pro-rated  portion  of the  service
                        release  premium  paid  to the  Company.  The  Company's
                        accounting policy is to provide a reserve for the amount
                        of  fees  that  are  estimated  to be  refunded  to  the
                        servicers.   To  date,  such  estimates  have  not  been
                        material. During the quarters ended September 30, 2003 and 2002, the Company did not refund any service release premiums to a servicer.

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

                        Recognition of loan Servicing Income
                        The Company recognizes revenue from servicing loans monthly as the services are performed.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Equity Builder Finder's Fees
     Significant        Equity  builder  finder's fees represent fees charged to
     Accounting         customers  to initiate the Equity  Builder  Program (the
     Policies           program).  The  program  allows  the  customer  to  make
     Continued          bi-weekly payments by automatic transfer,  which results
                        in a quicker  loan  payoff.  Equity  builder  revenue is
                        recognized upon the Company receiving  confirmation from
                        the  servicing  agent  that  the loan  payments  will be
                        processed in  accordance  with the  program.  The unpaid
                        balance from the program due from customers at September
                        30, 2003 was $125,033,  which is shown under the caption
                        equity   builder   finder's   fee   receivable   on  the
                        consolidated  balance sheet. To date the Company has not
                        incurred   any  losses   related  to  amounts  due  from
                        customers under the equity builder program. The Company estimates that future losses, if any, will be immaterial and therefore has not recorded any reserve for losses on the equity builder finder's fee receivable.

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


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Unaudited          The unaudited financial  statements include the accounts
     Financial          of the Company and include all  adjustments  (consisting
     Statements         of normal recurring items), which are, in the opinion of
                        management, necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the quarters ended September 30, 2003 and 2002 and cash flows for the quarters ended September 30, 2003 and 2002. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

3.   Basis of           The  accompanying   unaudited   consolidated   financial
     Presentation       statements   have  been   prepared  by   management   in
                        accordance  with the  instructions  in Form  10-QSB and,
                        therefore,  do not include all information and footnotes
                        required by accounting  principles generally accepted in
                        the United States of America and should,  therefore,  be
                        read in  conjunction  with the  Company's  Form  10-KSB,
                        filed with the Securities and Exchange Commission. These
                        statements do include all normal recurring  adjustments,
                        which  the  Company   believes   necessary  for  a  fair
                        presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.




--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyber Energy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. (Bottomline) in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline then became an operating subsidiary of the Company effective July 1, 2001. The ownership percentage has increased to approximately 80% as a result of the Company's purchase of additional shares of its subsidiary. The executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms
"Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

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

During the quarter ended September 30, 2003, Bottomline originated approximately $21.5 million in loans, of which 95.9% were first mortgages and 4.1% were second mortgages made to persons seeking to refinance their residential loans. This represents an increase of 5.9%, or $3.0 million, over the loans that closed in the quarter ended September 30, 2002.

Bottomline's quarter ended September 30, 2003 continued to show a positive impact from the continuing favorable interest rates during the two years. Although the total volume of loans closed increased, our revenues decreased 23.1% during the first three months of this fiscal year from $692,174 to $532,023. The decline in revenue is a result in our retaining the loan servicing on our Fannie Mae loans during the quarter ended September 30, 2003 whereas in the same period in 2002, all servicing rights were sold upon loan closing. Beginning in April 2003, we decided to retain the servicing rights to our Fanny Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the loans in bulk, which we anticipate doing on a once or twice a year basis. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheet under the caption, "mortgage servicing rights, net". This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset is being amortized over the estimated life of the loans. If the servicing rights are sold, these deferred costs will be offset against the proceeds from the sale of such servicing rights. This portfolio of loan servicing rights is shown in the financial statements as mortgage servicing rights, net at $273,460.

Our net income/(loss) for the three months ended September 30, 2003 and September 30, 2002 was ($37,198) and $38,504 respectively.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing in our annual report on Form 10-KSB.

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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the quarters ended September 30, 2003 and 2002, Bottomline did not refund any service release premiums to a servicer.

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at September 30, 2003 and 2002, was approximately $125,000, compared with approximately $152,000 at June 30, 2003, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

Revenue from servicing loans is recognized monthly as the services are performed.

Mortgage Servicing Rights. Bottomline originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Mortgage servicing rights represent the right to receive payments from the mortgages, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of servicing rights divided by the total revenue from the origination of the mortgage, including the sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Results of Operations - Three Months Ending September 30, 2003 and 2002
-----------------------------------------------------------------------

Revenues for the three months ended September 30, 2003, were $532,023, compared to revenues of $692,174 for the three months ended September 30, 2002. This decrease is mainly due to our decision to retain loan servicing rights on our Fannie Mae loans written during the quarter. During the same quarter in 2002, all servicing rights were sold upon loan closing. As explained above, the decision to temporarily retain the loan servicing rights permits us to retain a revenue stream until we sell the servicing rights in bulk on a once or twice a year basis. The decline associated with the lack of revenue from the sale of servicing rights was partially offset by an increase in the volume of loans closed. Our volume increased 5.9% from $18.5 million in loans closed during the quarter ended September 30, 2002 to $21.5 million in the quarter ended September 30, 2003. We believe this increase is a result of the continuing favorable interest rates.

The Company had loan origination income of $360,751 in the first quarter of fiscal 2004 versus $257,488 in fiscal 2003, an increase of 40%. In addition, we had income from the sale of loans and servicing rights in the amount of $158,650 in the first quarter of fiscal 2004 compared with $427,666 in fiscal 2003, a decrease of 63%, reflecting the Company's shift toward the retention of some servicing rights rather than the sale of all such rights. Revenue from servicing was $12,622 in the first quarter of fiscal 2004 compared with $0 in fiscal 2003. This amount reflects the revenue recognized from the servicing rights retained by the Company. We anticipate this amount to grow in future periods as the Company continues to increase its holdings in servicing rights.

Selling, general and administrative expenses for the quarter ended September 30, 2003, were $150,723, and such expenses for the quarter ended September 30, 2002, were $137,309, an increase of $13,414 or approximately 10%. Selling, general and administrative expenses for 2003 and 2002 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the quarter ended September 30, 2003, were $397,507 compared to $491,240 for the quarter ended September 30, 2002, a decrease of $93,733 or 19%. This decrease is mainly attributable to the fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period.

Total operating expenses were $561,441 for the three months ended September 30, 2003, and $640,835 for the comparable period in 2002, a decrease of $79,394, or approximately 12.4%, mainly due to the fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period. In addition, an item that contributed to additional expenses in 2002 was related to the Company's efforts to complete a Form SB-2 Registration Statement and the related costs and audit information required in that process.

Net (loss) income for the quarters ended September 30, 2003 and 2002, was ($37,198) and $38,504, respectively. As a percentage of revenue, net loss for the three-month period ended September 30, 2003, was 6.99%, as compared to the income equal to 5.5% of revenues for the three-month period ended September 30, 2002. The decrease in revenues over the comparable period can be attributed to retaining loan servicing on our Fannie Mae loans during the quarter.

Liquidity and Capital Resources
-------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the remainder of the fiscal year ending June 30, 2004. Bottomline does expect to continue its plans for expansion for the remainder of the fiscal year ending June 30, 2004, and believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2004.

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal March 31, 2004. The balance of the warehouse facility as of September 30, 2003, was $1,729,529, which matures on March 31, 2004, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in March of 2005. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of March 31, 2004. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

Cash Flow Activities
--------------------

Bottomline had an ending cash balance of $182,088 at September 30, 2003, as compared to $428,261 at June 30, 2003. The decline in cash is a direct result of the retention of servicing rights on Fannie Mae loans. In previous periods, such servicing rights were sold at the same time the loan was sold, therefore the Company received immediate cash flow from the sale of the servicing rights. Although by retaining the servicing rights for a period of time the Company's immediate cash flow is negatively impacted, management believes that the ultimate return received upon the sale of a portfolio of servicing rights will be greater than that received by selling servicing rights on a loan by loan basis. Management believes that although its cash position has declined, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next twelve months.

Cash provided by operating activities was $10,528 for the three months ended September 30, 2003, as compared to cash used by operations of $98,438 for the three-month period ended September 30, 2002.

Cash used in  investing  activities  was  $197,266  for the three  months  ended
September  30, 2003 , as compared  to $2,970 for the three  month  period  ended
September 30, 2002. The significant increase in cash used in investing activities is due to the restricted cash received upon loan closing for escrow payments that must be maintained by the company servicing the loans. We began servicing loans in April 2003.

Cash used in financing activities was $59,435 for the three months ended September 30, 2003, as compared to $43,505 for the three-month period ended
September 30, 2002. The increase is mainly a result of the buy-back of additional shares of subsidiary stock in the amount of $12,500.

ITEM 3.  CONTROLS AND PROCEDURES

Bottomline maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Bottomline's board of directors provides oversight to its financial reporting process.

Within the 90-day period prior to the date of this report, Bottomline evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Bottomline's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to Bottomline required to be included in this quarterly report on Form 10-QSB.

There have been no significant changes in Bottomline's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are included as part of this report at the location indicated:

              SEC
   Exhibit   Reference
    Number    Number     Title of Document                              Location
--------------------------------------------------------------------------------

   Item 31               Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------
    31.01      31        Certification of Chief Executive Officer       Attached
                         and Chief Financial Officer Pursuant to
                         Rule 13a-14

   Item 32               Section 1350 Certifications
--------------------------------------------------------------------------------
    32.01      32        Certification of Chief Executive Officer       Attached
                         and Chief Financial Officer Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant
                         to Section 906 of the Sarbanes-Oxley Act of
                         2002

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

                                          BOTTOMLINE HOME LOAN, INC.



                                          By  /s/Buster Williams, Jr
                                             -------------------------------
                                             Buster Williams, Jr., President
                                             Chief Executive Officer and
                                             Chief Financial Officer