Form 10QSB
period 2003-12-31
BOTTOMLINE HOME LOAN INC
filed 2004-02-23
CIK 1017130

UNITED STATES
                        SECURITEIS & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934  for the  transition  period  from            to          .
                                                         ---------    ---------

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

                                    Yes XX          No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of Febuary 15, 2004, was 15,539,000.


Transitional Small Business Disclosure Format (check one):  Yes       No XX

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................. 1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 3.  CONTROLS AND PROCEDURES..............................................17

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................18

SIGNATURES....................................................................18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                                      BOTTOMLINE HOME LOAN, INC.
                                            Unaudited Consolidated Balance Sheet

                                                               December 31, 2003
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                     $       444,510
  Restricted cash                                                       153,791
  Receivables from sales of loans                                     1,622,585
  Equity builder finder's fee receivable                                102,816
  Mortgage servicing rights, net                                         68,488
  Prepaids and other current assets                                       3,076
                                                                ----------------

        Total current assets                                          2,395,266

Property and equipment, net                                              84,841
Other assets                                                             14,229
                                                                ----------------

                                                                $     2,494,336
                                                                ----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Warehouse line of credit                                      $     1,520,632
  Note payable                                                            8,139
  Accounts payable and accrued expenses                                 301,298
  Current maturities of long-term debt                                   17,376
                                                                ----------------

        Total current liabilities                                     1,847,445

Long-term debt                                                           35,210
                                                                ----------------

        Total liabilities                                             1,882,655
                                                                ----------------

Minority interest                                                       111,709
                                                                ----------------

Commitments and contingencies                                                 -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                               -
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 15,539,000 shares issued and outstanding                 15,539
  Additional paid-in capital                                            648,509
  Accumulated deficit                                                  (164,076)
                                                                ----------------

        Total stockholders' equity                                      499,972
                                                                ----------------

        Total liabilities and stockholders' equity              $     2,494,336
                                                                ----------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                                                                                  BOTTOMLINE HOME LOAN, INC.
                                                              Unaudited Consolidated Statement of Operations

------------------------------------------------------------------------------------------------------------



                                                           Three Months Ended          Six Months Ended
                                                              December 31                December 31
                                                       -------------------------------------------------------
                                                             2003           2002          2003         2002
                                                       -------------------------------------------------------

Revenues:
  Income from sale of  loans and servicing rights      $      147,167   $   465,939   $  305,817   $   893,605
  Origination fee revenue                                     218,805       371,506      579,556       628,994
  Income from sale of servicing portfolio                     431,450             -      431,450             -
  Real Estate Commission revenue                               88,792             -       88,792             -
  Servicing revenue                                            24,001             -       36,623             -
  Other revenue                                                15,618             -       15,618         7,020
                                                       -------------------------------------------------------

        Total revenues                                        925,833       837,445    1,457,856     1,529,619
                                                       -------------------------------------------------------

Operating expenses:
  Salaries and direct loan costs                              369,075       549,605      766,582     1,040,845
  Cost of servicing portfolio sold                            273,460             -      273,460             -
  Real estate commissions paid                                 77,692             -       77,692             -
  Interest                                                     10,054        15,657       23,265        27,943
  Selling, general and administrative                         105,902       148,087      256,625       285,396
                                                       -------------------------------------------------------

        Total operating expenses                              836,183       713,349    1,397,624     1,354,184
                                                       -------------------------------------------------------

        Income from operations                                 89,650       124,096       60,232       175,435
                                                       -------------------------------------------------------

Other income (expense):
  Other expense                                                     -       (11,588)           -       (11,588)
                                                       -------------------------------------------------------

        Total other income (expense)                                -       (11,588)           -       (11,588)
                                                       -------------------------------------------------------

        Net income before
         minority interest and taxes                           89,650       112,508       60,232       163,847

Income tax expense                                                  -             -      (19,287)            -

Minority share of income                                      (16,123)      (28,127)      (7,280)      (40,962)
                                                       -------------------------------------------------------

Net income                                             $       73,527   $    84,381   $   33,665   $   122,885
                                                       -------------------------------------------------------

Net income per common share
  - basic and diluted                                  $         0.00   $      0.01   $     0.00   $      0.01
                                                       -------------------------------------------------------

Weighted average shares outstanding
  - basic and diluted                                      15,539,000    15,539,000   15,539,000    15,913,000
                                                       -------------------------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                                     BOTTOMLINE HOME LOAN, INC.
                                                 Unaudited Consolidated Statement of Cash Flows

                                                                  Six Months Ended December 31,
-----------------------------------------------------------------------------------------------


                                                                   2003             2002
                                                             ----------------------------------
Cash flows from operating activities:
  Net income                                                 $        33,665    $       122,885
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     8,402              5,400
     Minority interest in net income (loss)                            6,780             40,962
     Decrease (increase) in:
      Receivables from sales of loans                              2,015,962         (2,233,227)
      Equity builder finder's fee receivable                          49,291             83,975
      Prepaid and other current assets                                     -             12,500
      Mortgage servicing rights                                       70,789                  -
      Other assets                                                        98                  -
  Increase (decrease) in:
      Accounts payable and accrued expenses                           37,273            120,925
      Net change in warehouse line of credit                      (1,941,340)         2,063,635
                                                             ----------------------------------

        Net cash provided by operating activities                    280,920            217,055
                                                             ----------------------------------

Cash flows from investing activities:
  Increase in restricted cash                                       (135,882)                 -
  Purchase of property and equipment                                  (4,762)            (2,970)
                                                             ----------------------------------

        Net cash used in investing activities                       (140,644)            (2,970)
                                                             ----------------------------------

Cash flows from financing activities:
  Net change in note payable                                         (89,618)          (108,322)
  Payments of long-term debt                                         (10,409)            (7,686)
  Buy-back of subsidiary common stock                                (24,000)           (58,000)
                                                             ----------------------------------

        Net cash used in financing activities                       (124,027)          (174,008)
                                                             ----------------------------------

Net increase in cash and cash equivalents                             16,249             40,077

Cash and cash equivalents at beginning of period                     428,261            274,028
                                                             ----------------------------------

Cash and cash equivalents at end of period                   $       444,510    $       314,105
                                                             ----------------------------------


Noncash Investing and Financing Activities:

During the six months ended December 31, 2003, the Company:

         o    Purchased  equipment  with a  capital  lease  obligation  totaling
              $3,409.

         o Reduced minority interest and increased additional paid in capital by $16,003, due to the buy-back of subsidiary common stock by the subsidiary.


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.   Summary of         Nature of Business
     Significant        The Company  incorporated under the laws of the State of
     Accounting         Nevada on February  15, 1996 as  CyberEnergy,  Inc.  The
     Policies           name of the Company was changed to Bottomline Home Loan,
                        Inc. on July 20, 2001.  The Company was a  developmental
                        stage company until June 26, 2001,  when it acquired 76%
                        of the outstanding common stock of Bottomline  Mortgage,
                        Inc.  The  transaction  was  accounted  for as a reverse
                        acquisition, therefore, the historical results presented
                        in the  financial  statements  are  those of  Bottomline
                        Mortgage,  Inc., the accounting  acquirer,  through June
                        27, 2001, after which historical  results  represent the
                        combined entity. The ownership  percentage has increased
                        to 82% as a result of the  Company's  subsidiary  buying
                        back  additional  shares  of it's  stock.  The  Company,
                        primarily through its subsidiary,  Bottomline  Mortgage,
                        Inc.,  assists  individuals,   brokers,  and  others  in
                        obtaining long-term trust deed (mortgage) financing. The
                        Company  processes  loan   applications,   effects  loan
                        underwriting  and  receives  purchase  commitments  from
                        investor  groups  for  mortgage  backed  loans  prior to
                        funding the loans,  primarily at its corporate office in
                        Monrovia,   California.   Loan   applications  are  also
                        solicited  and received at office  locations in Phoenix,
                        Arizona;   and   Clearwater,   Florida.   The  Company's
                        subsidiary  is a loan  correspondent,  as defined by the
                        U.S.  Department of Housing and Urban Development (HUD),
                        and is  therefore  required  to conform  to certain  net
                        worth,   liquid   assets   and  other   conditions   and
                        requirements and to follow certain specific regulations issued from time to time by HUD.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 82% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of December 31, 2003 and 2002, the Company had no common stock equivalents outstanding.



--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Stock-Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. No stock options were outstanding as of December 31, 2003 or 2002.

                        Mortgage Servicing Rights
                        The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the six months ended December 31, 2003 and 2002.


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



--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Mortgage Fee Income - Continued
     Significant        In  connection  with the  sale of  mortgage  loans,  the
     Accounting         Company  may also  sell  the  servicing  rights  to such
     Continued          loans.  The  Company  recognizes  revenue  from the sale
                        Policies of such servicing rights when an agreement with
                        the purchaser of such servicingrights exists,  ownership
                        to such  servicing  rights has been  transferred  to the
                        purchaser, the selling price of such servicing rights is
                        fixed or determinable,  and collectibility is reasonable
                        assured.  The  Company's  contracts  with  investors  or
                        servicers  that purchase  these rights  require  certain
                        warrants  and   representations  by  the  Company  which
                        guarantee the  mortgages  will be serviced for a minimum
                        of three to  twelve  months  after  they are  purchased.
                        Should  for any  reason  the loan be paid off or prepaid
                        during the first  year,  the  servicer  may  request the
                        return  of all or a  pro-rated  portion  of the  service
                        release  premium  paid  to the  Company.  The  Company's
                        accounting policy is to provide a reserve for the amount
                        of  fees  that  are  estimated  to be  refunded  to  the
                        servicers.   To  date,  such  estimates  have  not  been
                        material. During the six months ended December 31, 2003 and 2002, the Company did not refund any service release premiums to a servicer.

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


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Income from Sale of Servicing Portfolio
     Significant        The  Company  recognizes  revenue  from  the  sale  of a
     Accounting         portion of its  servicing  portfolio  when an  agreement
     Policies           with the  purchaser  of such  servicing  rights  exists,
     Continued          ownership to such servicing  rights has been transferred
                        to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured.

                        The Company then recognizes the unamortized portion of capitalized costs related of the servicing rights being sold and records them as a cost of servicing portfolio sold.

                        Recognition of Equity Builder Finder's Fees
                        Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at December 31, 2003 was $102,816, which is shown under the caption equity builder finder's fee receivable on the consolidated balance sheet. To date the Company has not incurred any losses related to amounts due from customers under the equity builder program. The Company estimates that future losses, if any, will be immaterial and therefore has not recorded any reserve for losses on the equity builder finder's fee receivable.

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



--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Unaudited          The unaudited financial  statements include the accounts
     Financial          of the Company and include all  adjustments  (consisting
     Statements         of normal recurring items), which are, in the opinion of
                        management, necessary to present fairly the financial position as of December 31, 2003 and the results of operations for the periods ended December 31, 2003 and 2002 and cash flows for the periods ended December 31, 2003 and 2002. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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


--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyber Energy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. (Bottomline) in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline then became an operating subsidiary of the Company effective July 1, 2001. The ownership percentage has increased to approximately 82% as a result of the Company's purchase of additional shares of its subsidiary. The executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms
"Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 9 commission-compensated loan originators. Operations are conducted from Company offices in Monrovia, California, Clearwater, Florida, San Marcos, Texas, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 18 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers.

One of the trends affecting the mortgage industry in general and Bottomline in particular is the decrease in mortgage refinancing activity resulting from the increase in interest rates. As a result, Bottomline has worked to develop other revenue sources. During the quarter ended December 31, 2003, Bottomline began to receive revenues from its Global Realty network. With Bottomline's President, Buster Williams, Jr., acting as the supervising broker, the Global Realty network has established agreements with approximately 80 real estate sales agents who pay Bottomline a monthly fee and a $350 portion of each sales commission for the use of three satellite offices established by Bottomline in the Los Angeles area for their use. Bottomline is working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

During the six months ended December 31, 2003, Bottomline originated approximately $34.9 million in loans, of which 95.8% were first mortgages and 4.2% were second mortgages made to persons seeking to refinance their residential loans. This represents a decrease of 17.1%, or $8.7 million, over the loans that closed in the six months ended December 31, 2002.

The increase in interest rates during 2003 continued to show a negative impact on Bottomline's loan origination volume. The total volume of loans closed decreased 4.7%. Total revenues during the first six months of this fiscal year 2004 declined from the same period for fiscal year 2003 by ($71,763), to $1,457,856 from $1,529,619. The decline in revenue is a result in our retaining the loan servicing on our Fannie Mae loans and a slow down in the volume of loan origination volume on refinance loans originated during the six months ended December 31, 2003. In the same period in 2002, all servicing rights were sold upon loan closing. Beginning in April 2003, we decided to retain the servicing rights to our Fannie Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the servicing rights in bulk, which we anticipate doing on a once or twice a year basis. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheet under the caption, "mortgage servicing rights, net". This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset is being amortized over the estimated life of the loans. When the servicing rights are sold, these deferred costs will be offset against the proceeds from the sale of such servicing rights. This portfolio of loan servicing rights is shown in the balance sheet as mortgage servicing rights, net at $68,488.

Our net income for the six months ended December 31, 2003 and December 31, 2002 was $33,665 and $122,885 respectively.

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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectalibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the six months ended December 31, 2003 and 2002, Bottomline did not refund any service release premiums to a servicer.

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers on December 31, 2003, was $102,816, compared with $152,107 at June 30, 2003, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

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

Results of Operations - Three Months Ending December 31, 2003 and 2002
----------------------------------------------------------------------

Revenues for the three months ended December 31, 2003, were $925,833, compared to revenues of $837,445 for the three months ended December 31, 2002. This increase is mainly due to our decision to sell loan servicing rights on approximately $35 million of Fannie Mae loans written between April of 2003 and September 30, 2003. During the same quarter in 2002, all servicing rights were sold upon loan closing. As explained above, the decision to temporarily retain the loan servicing rights permits us to retain a revenue stream until we sell the servicing rights in bulk on a once or twice a year basis. The increase associated with the revenue from the sale of servicing rights was partially offset by retaining servicing on all Fannie Mae loans underwritten after October 1, 2003. Our loan origination volume decreased 47.1% from $25.1 million in loans closed during the quarter ended December 31, 2002 to $13.3 million in the quarter ended December 31, 2003. We believe this increase is a result of the continuing increase in mortgage interest rates.

The Company had loan origination income of $218,805 in the second quarter of fiscal 2004 versus $371,506 in fiscal 2003, a decrease of 41%. In addition, we had income from the sale of loans and servicing rights in the amount of $147,167 in the second quarter of fiscal 2004 compared with $465,939 in fiscal 2003, a decrease of 68.4%, reflecting the Company's shift toward the retention of some servicing rights rather than the sale of all such rights. Revenue from servicing was $24,001 in the second quarter of fiscal 2004 compared with $0 in fiscal 2003. This amount reflects the revenue recognized from the servicing rights retained by the Company. We anticipate this amount to grow in future periods as the Company continues to increase its holdings in servicing rights. We sold loan servicing rights on $35 million of our Fannie Mae loans for $431,450 during the second quarter ended December 31, 2003 as compared to $0 for the same period in 2002. Real Estate Commission revenue from our Global Realty network was $88,792 for the quarter ended December 31, 2003 as compared to $0 the same period 2002.

Selling, general and administrative expenses for the quarter ended December 31, 2003, were $105,902, and such expenses for the quarter ended December 31, 2002, were $148,087, an decrease of $ 42,185 or approximately 28.5%. Selling, general and administrative expenses for 2003 and 2002 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the quarter ended December 31, 2003, were $369,075 compared to $549,605 for the quarter ended December 31, 2002, a decrease of $180,530 or 32.8%. This decrease is mainly attributable to fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period, and that fewer loans were originated during this period as compared with the same quarter in 2002.

Total operating expenses were $836,183 for the three months ended December 31, 2003, and $713,349 for the comparable period in 2002, a increase of $122,834, or approximately 17.2%. This increase is mainly attributable to the fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period. In addition, an item that contributed to additional expenses in 2002 was related to the Company's efforts to complete a Form SB-2 Registration Statement and the related costs and audit information required in that process.

Net income for the quarters ended December 31, 2003 and 2002, was $73,527 and $84,381, respectively. As a percentage of revenue, net income for the three-month period ended December 31, 2003, was 8%, as compared to the income equal to 10.1% of revenues for the three-month period ended December 31, 2002. The decrease in revenues over the comparable period can be attributed to retaining loan servicing on our Fannie Mae loans during the quarter.

Results of Operations - Six Months Ending December 31, 2003 and 2002
--------------------------------------------------------------------

Revenues for the six months ended December 31, 2003, were $1,457,856, compared to revenues of $1,529,619 for the six months ended December 31, 2002. This decrease is mainly due to our decision to retain loan servicing rights on our Fannie Mae loans written during the second quarter of fiscal year 2004. During the same period in fiscal year 2003, all servicing rights were sold upon loan closing. As explained above, the decision to temporarily retain the loan servicing rights permits us to retain a revenue stream until we sell the servicing rights in bulk on a once or twice a year basis. The decline associated with the lack of revenue from the sale of servicing rights was partially due to a decrease in the volume of loans closed. Our volume decreased 17.1% from $43.6 million in loans closed during the six months ended December 31, 2002 to $34.9 million in the six months ended December 31, 2003. We believe this decrease is a result of a slight increase in mortgage interest rates.

The Company had loan origination income of $579,556 in the first six months of fiscal 2004 versus $628,994 in fiscal 2003, an decrease of 7.9%. In addition, we had income from the sale of loans and servicing rights in the amount of $305,817 in the first six months of fiscal 2004 compared with $893,605 in fiscal 2003, a decrease of 65.8%, reflecting the Company's shift toward the retention of some servicing rights rather than the sale of all such rights. Revenue from servicing was $36,623 in the first six months of fiscal 2004 compared with $0 in fiscal 2003. This amount reflects the revenue recognized from the servicing rights retained by the Company. We anticipate this amount to grow in future periods as the Company continues to increase its holdings in servicing rights. We sold servicing rights on approximately $35 million of our Fannie Mae loans for $431,450 during the first six months of fiscal year 2004, which is shown under the caption "Income from sale of servicing portfolio" on the statement of operations. Real Estate Commission revenue from our Global Realty network was $88,792 for the first six months of fiscal year 2004 as compared to $0 in 2002.

Selling, general and administrative expenses for the six months ended December 31, 2003, were $256,625, and such expenses for the six months ended December 31, 2002, were $285,396, an decrease of $28,771 or approximately 10.1%. Selling, general and administrative expenses for 2003 and 2002 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the six months ended December 31, 2003, were $766,582 compared to $1,040,845 for the six months ended December 31, 2002, a decrease of $274,263 or 26.4%. This decrease is mainly attributable to the fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period.

Total operating expenses were $1,397,624 for the six months ended December 31, 2003, and $1,354,184 for the comparable period in 2002, a increase of $43,440, or approximately 3.2%. This increase is mainly attributable to the fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period. In addition, an item that contributed to additional expenses in 2002 was related to the Company's efforts to complete a Form SB-2 Registration Statement and the related costs and audit information required in that process.

Net income for the six-months ended December 31, 2003 and 2002, was $33,665 and $122,885, respectively. As a percentage of revenue, net income for the six-month period ended December 31, 2003, was 2.3%, as compared to the net income equal to 8.0% of revenues for the six-month period ended December 31, 2002. The decrease in revenues over the comparable period can be attributed to retaining loan servicing on our Fannie Mae loans during the period and a decrease in loan origination volume.

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

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal March 31, 2004. The balance of the warehouse facility as of December 31, 2003, was $1,520,632, which matures on March 31, 2004, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in March of 2005. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of March 31, 2004. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

Cash Flow Activities
--------------------

Bottomline had an ending cash balance of $444,510 at December 31, 2003, as compared to $428,261 at June 30, 2003. The slight increase in cash is a direct result of the retention of servicing rights on Fannie Mae loans and subsequent sale of servicing rights on approximately $35 million of Fannie Mae loans in December of 2003. In previous periods, such servicing rights were sold at the same time the loan was sold, therefore the Company received immediate cash flow from the sale of the servicing rights. Although by retaining the servicing rights for a period of time the Company's immediate cash flow is negatively impacted, management believes that the ultimate return received upon the sale of a portfolio of servicing rights will be greater than that received by selling servicing rights on a loan by loan basis. Management believes that although its cash position is impacted, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next twelve months.

Cash provided by operating activities was $280,920 for the six-months ended December 31, 2003, as compared to cash provided by operations of $217,055 for the six-month period ended December 31, 2002.

Cash used in investing activities was $140,644 for the six months ended December 31, 2003, as compared to $2,970 for the six month period ended December 31, 2002. The significant increase in cash used in investing activities is due to the restricted cash received upon loan closing for escrow payments that must be maintained by the company servicing the loans. We began servicing loans in April 2003.

Cash used in financing activities was $124,027 for the six months ended December 31, 2003, as compared to $174,008 for the six-month period ended December 31, 2002. The decrease is mainly a result of the buy-back of additional shares of subsidiary stock in the amount of $24,000 as compared to $58,000 in 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are included as part of this report at the location indicated:

             SEC
Exhibit   Reference
 Number     Number          Title of Document                           Location
--------------------------------------------------------------------------------

Item 31             Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------

 31.01       31     Certification of Chief Executive Officer and        Attached
                    Chief Financial Officer Pursuant to Rule 13a-14


Item 32             Section 1350 Certifications
--------------------------------------------------------------------------------
 32.01       32     Certification of Chief Executive Officer and        Attached
                    Chief Financial Officer Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of February 2004.

                                          BOTTOMLINE HOME LOAN, INC.



                                          By  /s/Buster Williams, Jr.
                                             -------------------------------
                                             Buster Williams, Jr., President
                                             Chief Executive Officer and
                                             Chief Financial Officer