Form 10QSB
period 2004-03-31
BOTTOMLINE HOME LOAN INC
filed 2004-05-17
CIK 1017130

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,2004

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 for the  transition period from            to             .
                                                     ----------    ------------


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

                                    Yes XX        No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 17, 2004, was 15,539,000.


Transitional Small Business Disclosure Format (check one):  Yes        No XX

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........

ITEM 3.  CONTROLS AND PROCEDURES..........................................

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................

SIGNATURES................................................................

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                                                      BOTTOMLINE HOME LOAN, INC.
                                            Unaudited Consolidated Balance Sheet

                                                                  March 31, 2004
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                      $      352,833
  Restricted cash                                                        59,195
  Receivables from sales of loans                                     1,811,020
  Equity builder finder's fee receivable                                 97,222
  Receivable from sale of servicing portfolio                           121,639
  Prepaids and other current assets                                       4,005
                                                                 ---------------

        Total current assets                                          2,445,914

Property and equipment, net                                             104,247
Other assets                                                             15,637
                                                                 ---------------

                                                                 $    2,565,798
                                                                 ---------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Warehouse line of credit                                       $    1,665,804
   Accounts payable and accrued expenses                                 209,584
  Current maturities of long-term debt                                   24,330
                                                                 ---------------

        Total current liabilities                                     1,899,718

Long-term debt                                                           44,487
                                                                 ---------------

        Total liabilities                                             1,944,205
                                                                 ---------------

Minority interest                                                       113,493
                                                                 ---------------

Commitments and contingencies                                                 -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
  authorized; 0 shares issued and outstanding                                 -
Common stock, $.001 par value, 500,000,000 shares
 authorized; 15,539,000 shares issued and outstanding                    15,539
Additional paid-in capital                                              638,669
Accumulated deficit                                                    (146,108)
                                                                 ---------------

        Total stockholders' equity                                      508,100
                                                                 ---------------

        Total liabilities and stockholders' equity               $    2,565,798
                                                                 ---------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                                                                                   BOTTOMLINE HOME LOAN, INC.
                                                               Unaudited Consolidated Statement of Operations

-------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended          Nine Months Ended
                                                                 March 31                  March 31
                                                       ------------------------------------------------------
                                                           2004         2003           2004          2003
                                                       ------------------------------------------------------
Revenues:
  Income from sale of  loans and servicing rights      $      202,597  $   451,153   $   508,414  $ 1,344,758
  Origination fee revenue                                     257,544      281,451       837,100      910,445
  Income from sale of servicing portfolio                     243,277            -       674,727            -
  Real Estate Commission revenue                              388,970            -       477,762            -
  Servicing revenue                                             6,773            -        43,396            -
  Other revenue                                                16,534            -        32,152        7,020
                                                       ------------------------------------------------------

        Total revenues                                      1,115,695      732,604     2,573,551    2,262,223
                                                       ------------------------------------------------------

Operating expenses:
  Salaries and direct loan costs                              444,039      552,862     1,210,621    1,593,707
  Cost of servicing portfolio sold                            132,789            -       406,249            -
  Real estate commissions paid                                351,100            -       428,792            -
  Interest                                                     19,337       15,194        42,602       43,137
  Selling, general and administrative                         150,826      132,609       404,072      418,005
                                                       ------------------------------------------------------

        Total operating expenses                            1,098,091      700,665     2,492,336    2,054,849
                                                       ------------------------------------------------------

        Income from operations                                 17,604       31,939        81,215      207,374
                                                       ------------------------------------------------------

Other income (expense):
  Other expense                                                 3,379            -           929      (11,588)
                                                       ------------------------------------------------------

        Total other income (expense)                            3,379            -           929      (11,588)
                                                       -----------------------------------------------------

        Net income before
         minority interest and taxes                           20,983       31,939        82,144      195,786

Income tax expense                                                  -            -       (19,287)           -

Minority share of income                                       (3,944)      (6,517)      (11,224)     (39,157)
                                                       ------------------------------------------------------

Net income                                             $       17,039  $    25,422   $    51,633  $   156,629
                                                       ------------------------------------------------------

Net income per common share
  - basic and diluted                                  $         0.00  $      0.00   $      0.00  $      0.01
                                                       ------------------------------------------------------

Weighted average shares outstanding
  - basic and diluted                                      15,539,000   15,539,000    15,539,000   15,621,000
                                                       ------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                                                                                  BOTTOMLINE HOME LOAN, INC.
                                                              Unaudited Consolidated Statement of Cash Flows

                                                                                 Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------



                                                                                2004              2003
                                                                         -----------------------------------
Cash flows from operating activities:
  Net income                                                             $         51,633    $       156,629
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                12,603              8,100
      Minority interest in net income                                               8,564             39,157
      Decrease (increase) in:
        Receivables from sales of loans                                         1,827,527         (1,394,814)
        Equity builder finder's fee receivable                                     54,885            155,903
        Prepaid and other current assets                                             (929)            12,500
        Mortgage servicing rights                                                  17,638                  -
        Other assets                                                               (1,310)                 -
     Increase (decrease) in:
        Accounts payable and accrued expenses                                     (54,441)            64,704
        Net change in warehouse line of credit                                 (1,796,168)         1,344,756
                                                                         -----------------------------------

          Net cash provided by operating activities                               120,002            386,935
                                                                         -----------------------------------

Cash flows from investing activities:
  Increase in restricted cash                                                     (41,286)                 -
  Purchase of property and equipment                                               (6,896)            (2,970)
                                                                         -----------------------------------

          Net cash used in investing activities                                   (48,182)            (2,970)
                                                                         -----------------------------------

Cash flows from financing activities:
  Net change in note payable                                                      (97,757)          (181,783)
  Payments of long-term debt                                                      (15,651)           (11,529)
  Buy-back of subsidiary common stock                                             (33,840)           (70,000)
                                                                         -----------------------------------

Net cash used in financing activities                                            (147,248)          (263,312)
                                                                         -----------------------------------

Net (decrease) increase in cash and cash equivalents                              (75,428)           120,653

Cash and cash equivalents at beginning of period                                  428,261            274,028
                                                                         -----------------------------------

Cash and cash equivalents at end of period                               $        352,833    $       394,681
                                                                         -----------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                               $         42,602    $        43,137
                                                                         -----------------------------------

  Income taxes                                                           $         19,287    $             -
                                                                         -----------------------------------


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                         March 31, 2004 and 2003
--------------------------------------------------------------------------------


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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of March 31, 2004 and 2003, the Company had no common stock equivalents outstanding.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Stock-Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. No stock options were outstanding as of March 31, 2004 and 2003.

                        Mortgage Servicing Rights
                        The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the nine months ended March 31, 2004 and 2003.


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


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of         Recognition of Mortgage Fee Income - Continued
     Significant        In  connection  with the  sale of  mortgage  loans,  the
     Accounting         Company  may also  sell  the  servicing  rights  to such
     Policies           loans. The Company  recognizes  revenue from the sale of
     Continued          such  servicing   rights  when  an  agreement  with  the
                        purchaser of such servicing rights exists,  ownership to
                        such  servicing  rights  has  been  transferred  to  the
                        purchaser, the selling price of such servicing rights is
                        fixed or determinable,  and collectibility is reasonable
                        assured.  The  Company's  contracts  with  investors  or
                        servicers  that purchase  these rights  require  certain
                        warrants  and   representations  by  the  Company  which
                        guarantee the  mortgages  will be serviced for a minimum
                        of three to  twelve  months  after  they are  purchased.
                        Should  for any  reason  the loan be paid off or prepaid
                        during the first  year,  the  servicer  may  request the
                        return  of all or a  pro-rated  portion  of the  service
                        release  premium  paid  to the  Company.  The  Company's
                        accounting policy is to provide a reserve for the amount
                        of  fees  that  are  estimated  to be  refunded  to  the
                        servicers.   To  date,  such  estimates  have  not  been
                        material. During the nine months ended March 31, 2004 and 2003, the Company did not refund any service release premiums to a servicer.

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

                        Real Estate Commission Revenues
                        Real estate commissions are recognized at the point at which all Company services have been performed, and title to real property has passed from seller to buyer.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Equity Builder Finder's Fees
     Significant        Equity  builder  finder's fees represent fees charged to
     Accounting         customers  to initiate the Equity  Builder  Program (the
     Policies           program).  The  program  allows  the  customer  to  make
     Continued          bi-weekly payments by automatic transfer,  which results
                        in a quicker  loan  payoff.  Equity  builder  revenue is
                        recognized upon the Company receiving  confirmation from
                        the  servicing  agent  that  the loan  payments  will be
                        processed in  accordance  with the  program.  The unpaid
                        balance from the program due from customers at March 31,
                        2004  was  $97,222,  which is shown  under  the  caption
                        equity   builder   finder's   fee   receivable   on  the
                        consolidated  balance sheet. To date the Company has not
                        incurred   any  losses   related  to  amounts  due  from
                        customers under the equity builder program. The Company estimates that future losses, if any, will be immaterial and therefore has not recorded any reserve for losses on the equity builder finder's fee receivable.

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

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Unaudited          The unaudited financial  statements include the accounts
     Financial          of the Company and include all  adjustments  (consisting
     Statements         of normal recurring items), which are, in the opinion of
                        management, necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the periods ended March 31, 2004 and 2003 and cash flows for the periods ended March 31, 2004 and 2003. The results of operations for the period ended
                        March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

4.   Supplemental       During  the  nine  months  ended  March  31,  2004,  the
     Disclosure of      Company:
     Cash Flow
     Information        o     Purchased   equipment   with   a   capital   lease
                              obligation totaling $24,882.

                        o Reduced minority interest and increased additional paid in capital by $16,003, due to the buy-back of subsidiary common stock by the subsidiary.

                        During  the  nine  months  ended  March  31,  2003,  the
                        Company:

                        o Reduced minority interest and increased additional paid in capital by 31,722 due to the buy-back of subsidiary common stock by the subsidiary


--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name CyberEnergy, Inc. On June 26, 2001, CyberEnergy, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline Mortgage, Inc., then became an operating subsidiary of CyberEnergy effective July 1, 2001. CyberEnergy's name was changed to Bottomline Home Loan, Inc. on July 20, 2001. The Company's ownership percentage in the subsidiary has increased to approximately 82% as a result of the Company's purchase of additional shares of its subsidiary. The executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 9 commission-compensated loan originators. Operations are conducted from Company offices in Monrovia, California, Clearwater, Florida, San Marcos, Texas, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 15 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers.

One of the trends affecting the mortgage industry in general and Bottomline in particular is the decrease in mortgage refinancing activity resulting from the increase in interest rates. As a result, Bottomline has worked to develop other revenue sources. During the quarter ended March 31, 2004, Bottomline continued its efforts to develop its Global Realty network, an activity it commenced in the previous quarter. With Bottomline's President, Buster Williams, Jr., acting as the supervising broker, the Global Realty network has established agreements with approximately 100 real estate sales agents who pay Bottomline a monthly fee and a $350 portion of each sales commission for the use of three satellite offices established by Bottomline in the Los Angeles area for their use. Bottomline is working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

During the nine months ended March 31, 2004, Bottomline originated approximately $49.3 million in loans, of which 94.5% were first mortgages and 5.5% were second mortgages made to persons seeking to refinance their residential loans. This represents a decrease of 21.7%, or $13.7 million, over the loans that closed in the nine months ended March 31, 2003.

The increase in interest rates during 2004 continued to show a negative impact on Bottomline's loan origination volume. The total volume of loans closed decreased 21.7%. However, total revenues during the first nine months of this fiscal year 2004 increased from the same period for fiscal year 2003 by $311,328, to $2,573,551 from $2,262,223. The increase in revenue is a result of the real estate commission revenue of $477,762, due to the expansion of the Global Realty network during the nine months ended March 31, 2004. In the same period in 2003, the real estate commission revenue was $0.

Beginning in April 2003, we decided to retain the servicing rights to our Fannie Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the servicing rights in bulk, which we anticipate doing on a once or twice a year basis. The revenue from the sale of servicing rights portfolio for the nine months ending March 31, 2004 was $674,727. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheet under the caption, "mortgage servicing rights, net". This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset was being amortized over the estimated life of the loans. When the servicing rights are sold, these deferred costs are offset against the proceeds from the sale of such servicing rights. All of the Company's remaining loan servicing rights were sold during the quarter ended March 31, 2004. The "receivable from sale of servicing portfolio" of $121,639 shown on the balance sheet at March 31, 2004 represents the remaining amount due to us from the sale of the entire portfolio.

Our net income for the nine months ended March 31, 2004 and March 31, 2003 was $51,633 and $156,629 respectively.

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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectability is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the nine months ended March 31, 2003 and 2002, Bottomline did not refund any service release premiums to a servicer.

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

Results of Operations - Three Months Ending March 31, 2004 and 2003
-------------------------------------------------------------------

Revenues for the three months ended March 31, 2004, were $1,115,695, compared to revenues of $732,604 for the three months ended March 31, 2003. This increase is mainly due to the commencement of the Global Realty network and our decision to sell loan servicing rights on approximately $19 million of Fannie Mae loans written between October of 2003 and March 31, 2004. The Global Realty network allows real estate agents to use three satellite offices established by Bottomline in exchange for a fee of $350 per each sales commission. We currently have agreements with approximately 100 real estate sales agents. Our intent is to work with the real estate agents and provide the mortgage needs for their clients, thus allowing us to increase our mortgage volume through the relationships with the real estate agents. The Global Realty network generated revenue, shown as "real estate commission revenue" on the income statement, of approximately $389,000 during the quarter ended March 31, 2004 as compared to $0 in the same period in 2003. The decision to sell the loan servicing portfolio during the quarter ended March 31, 2004 resulted in additional revenue of approximately $243,000 as compared to $0 in the same period of 2003. During the quarter ended March 31, 2003, all servicing rights were sold upon loan closing. As explained above, the decision to temporarily retain the loan servicing rights permits us to retain a revenue stream until we sell the servicing rights in bulk on a once or twice a year basis. The increase associated with the revenue from the sale of servicing rights was partially offset by retaining servicing on all Fannie Mae loans underwritten after October 1, 2003. Our loan origination volume decreased 25.6% from $19.2 million in loans closed during the quarter ended March 31, 2003, to $14.3 million in the quarter ended March 31, 2004. We believe this decrease is a result of the continuing increase in mortgage interest rates.

The Company had loan origination income of $257,544 in the third quarter of fiscal 2004 versus $281,451 in fiscal 2003, a decrease of 8.5%. In addition, we had income from the sale of loans and servicing rights in the amount of $202,597 in the third quarter of fiscal 2004 compared with $451,153 in fiscal 2003, a decrease of 55.1%, reflecting the Company's shift toward the retention of some servicing rights rather than the sale of all such rights. Revenue from servicing was $6,773 in the third quarter of fiscal 2004 compared with $0 in fiscal 2003. This amount reflects the revenue recognized from the servicing rights retained by the Company. We sold loan servicing rights on $19 million of our Fannie Mae loans for $243,277 during the third quarter ended March 31, 2004 as compared to $0 for the same period in 2003. Real Estate Commission revenue from our Global Realty network was $388,970 for the quarter ended March 31, 2004, as compared to $0 the same period 2003.

Selling, general and administrative expenses for the quarter ended March 31, 2004, were $150,826, and such expenses for the quarter ended March 31, 2003, were $132,609, an increase of $ 18,217 or approximately 13.8%. Selling, general and administrative expenses for 2004 and 2003 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, and accounting and legal services.

Salaries and direct loan costs for the quarter ended March 31, 2004, were $444,039 compared to $552,862 for the quarter ended March 31, 2003, a decrease of $108,823 or 19.7%. This decrease is mainly attributable to fact that due to the retention of servicing rights, a percentage of the loan costs are deferred and amortized over the servicing period, and that fewer loans were originated during this period as compared with the same quarter in 2003.

Total operating expenses were $1,098,091 for the three months ended March 31, 2004, and $700,665 for the comparable period in 2003, a increase of $397,426, or approximately 56.8%. This increase is mainly attributable to the costs associated with the expansion of the Global Realty Network.

Net income for the  quarters  ended  March 31,  2004 and 2003,  was  $17,039 and
$25,422, respectively. As a percentage of revenue, net income for the three-month period ended March 31, 2004, was 1.6%, as compared to the income equal to 3.5% of revenues for the three-month period ended March 31, 2003. The increase in revenues over the comparable period can be attributed to Income from Real Estate Commission revenue during the quarter.

Results of Operations - Nine Months Ending December 31, 2004 and 2003
---------------------------------------------------------------------

Revenues for the nine months ended March 31, 2004, were $2,573,551, compared to revenues of $2,262,223 for the nine months ended March 31, 2003. This increase is mainly due to the sale of our loan servicing and the real estate commission revenue from the Global Realty network as discussed above.

The Company had loan origination income of $837,100 in the first nine months of fiscal 2004 versus $910,445 in fiscal 2003, a decrease of 8.1%. In addition, we had income from the sale of loans and servicing rights in the amount of $508,414 in the first nine months of fiscal 2004 compared with $1,344,758 in fiscal 2003, reflecting the Company's shift toward the retention of some servicing rights, selling in bulk only two or three times during the year rather than selling such rights on a flow basis. Revenue from servicing was $43,396 in the first nine months of fiscal 2004 compared with $0 in fiscal 2003. This amount reflects the revenue recognized from the servicing rights retained by the Company. We sold servicing rights on approximately $54 million of our Fannie Mae loans for $674,727 during the first nine months of fiscal year 2004, which is shown under the caption "Income from sale of servicing portfolio" on the statement of operations. Real Estate Commission revenue from our Global Realty network was $477,762 for the first nine months of fiscal year 2004 as compared to $0 in 2003.

Selling, general and administrative expenses for the six months ended March 31, 2004, were $404,072, and such expenses for the nine months ended March 31, 2003, were $418,005, a decrease of $13,933 or approximately 3.4%. Selling, general and administrative expenses for 2004 and 2003 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the nine months ended March 31, 2004, were $1,210,621 compared to $1,593,707 for the nine months ended March 31, 2003, a decrease of $383,086 or 24.1%. This decrease is mainly attributable to the reduction in loan origination volume.

Total operating expenses were $2,492,336 for the nine months ended March 31, 2004, and $2,054,849 for the comparable period in 2003, a increase of $437,487, or approximately 21.3%. This increase is mainly attributable to the Real Estate Commissions paid and costs associated with the Global Realty Network.

Net income for the nine-months ended March 31, 2004 and 2003, was $51,633 and $156,629, respectively. As a percentage of revenue, net income for the nine-month period ended March 31, 2004, was 2.0%, as compared to the net income equal to 7.0% of revenues for the nine-month period ended March 31, 2003. The increase in revenues over the comparable period can be attributed to Real Estate Commission revenue and Income from sale of servicing portfolio during the period.

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

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal on June 30, 2004. The balance of the warehouse facility as of March 31, 2004, was $1,665,804, which matures on June 30, 2004, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in June of 2005. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of June 30, 2004. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

Cash Flow Activities
--------------------

Bottomline had an ending cash balance of $352,833 at March 31, 2004, as compared to $428,261 at June 30, 2003. The slight decrease in cash is a direct result of the sale of servicing portfolio on Fannie Mae loans and subsequent sale of servicing rights on approximately $19 million of Fannie Mae loans at the end of March 2004 and the creation of the receivable from sale of servicing portfolio. In previous periods, such servicing rights were sold at the same time the loan was sold, therefore the Company received immediate cash flow from the sale of the servicing rights. Although by retaining the servicing rights for a period of time the Company's immediate cash flow is negatively impacted, management believes that the ultimate return received upon the sale of a portfolio of servicing rights will be greater than that received by selling servicing rights on a loan by loan basis. Management believes that although its cash position is impacted, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next twelve months.

Cash provided by operating activities was $120,002 for the nine-months ended March 31, 2004, as compared to cash provided by operations of $386,935 for the nine-month period ended March 31, 2003.

Cash used in investing activities was ($48,182) for the nine months ended March 31, 2004, as compared to ($2,970) for the nine month period ended March 31, 2003. The increase in cash used in investing activities is due to the increase in restricted cash for the escrow funds received on the loans serviced by the Company. As of March 31, 2004, all servicing rights had been sold but the restricted cash had not been transferred to the purchaser. We began servicing loans in April 2003.

Cash used in financing activities was ($147,248) for the nine months ended March 31, 2004, as compared to ($263,312) for the nine-month period ended March 31, 2003. The decrease is mainly a result of the Net change in notes payable, payments of long-term debt and the buy-back of additional shares of subsidiary stock in the amount of $33,840 as compared to $70,000 in 2003.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures
----------------------------------------------------

Based on their evaluations as of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded the the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal controls.
---------------------------------

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are included as part of this report at the location indicated:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

   Item 31                  Rule 13a-14(a)/15d-14(a) Certifications
-----------------------------------------------------------------------------------------------
    31.01            31     Certification of Chief Executive Officer and Chief Financial        Attached
                            Officer Pursuant to Rule 13a-14
   Item 32                  Section 1350 Certifications
-----------------------------------------------------------------------------------------------
    32.01            32     Certification of Chief Executive Officer and Chief Financial        Attached
                            Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of May 2004.

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