Form 10KSB
period 2004-06-30
BOTTOMLINE HOME LOAN INC
filed 2004-09-29
CIK 1017130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                 Annual report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 for the
                         fiscal year ended June 30, 2004

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

State issuer's revenues for its most recent fiscal year. The Issuer's total consolidated revenues for the fiscal year ended June 30, 2004 were $3,699,333.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 08, 2004, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,539,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ----      ------

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
         PART I

Item 1.  Description of Business..............................................1

Item 2.  Description of Property..............................................5

Item 3.  Legal Proceedings....................................................5

Item 4.  Submission of Matters to a Vote of Security-Holders..................5

         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............6

Item 6.  Management's Discussion and Analysis or Plan of Operation............6

Item 7.  Financial Statements................................................12

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................12

Item 8A. Controls and Procedures.............................................12

Item 8B. Other Information...................................................12

         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................13

Item 10. Executive Compensation..............................................14

Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters........................15

Item 12. Certain Relationships and Related Transactions......................16

Item 13. Exhibits and Reports on Form 8-K....................................17

Item 14. Principal Accountant Fee and Services...............................18

         Signatures..........................................................19

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

As a result of the above-mentioned transaction, Bottomline Mortgage, Inc. became an operating subsidiary of Bottomline Home Loan, Inc., effective as of July 1, 2001. Our executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, California 91016, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

General
-------

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of Internet mortgage web sites. Bottomline Home Loan, Inc. initially acquired a 76% ownership interest in Bottomline Mortgage, Inc., which is now operated as a subsidiary of Bottomline
Home Loan, Inc. That ownership percentage has increased to 83% as a result of the purchase of additional shares of the subsidiary. See Item 12. Certain Relationships and Related Transactions.

Operation of Business after Acquisition
---------------------------------------

The primary operations of Bottomline consist of the mortgage banking business conducted by Bottomline Mortgage, Inc., a majority owned subsidiary of the Company. As a mortgage bank, Bottomline generates revenue through the origination and subsequent sale of funded loans. This revenue is made up of a net gain on the sale of the loans and origination fees. The origination fees include loan-related fees consisting of origination points, application, documentation and processing fees paid by the borrower.

Bottomline, through its Global Realty division, is also a licensed real estate broker. Global Realty is a network of over 130 commissioned real estate agents that work under Bottomline's real estate license in Southern California. The agents pay Global Realty a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close. The Global Realty network is a source of additional mortgage loan referrals as the agents within the network refer many of their customers to Bottomline for their mortgage needs.

The primary expenses for Bottomline's operations consist of salaries and benefits paid to employees, occupancy and equipment costs, Internet licensing and participation fees, advertising costs, marketing, promotion, data processing ,communication costs and real estate commissions. A substantial portion of these expenses are variable in nature. Commissions paid to loan originators are extremely variable, while other salaries and benefits fluctuate from quarter to quarter based on Bottomline's assessment of the appropriate levels of non-loan originator staffing, which correlate to the current level of loan origination volume and the internal perception of future loan origination volume.

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

Bottomline's network of residential loan buyers allows it to identify specific loan features, to identify a loan buyer that will purchase loans with specific features and to select a buyer that will accept the lowest yield for loans with those features. As a result, Bottomline is able to offer a wide range of products that are competitively priced and that have many different features to suit customers' needs.

Bottomline is presently handling the following types of loans:

         Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or the Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac). This product is limited to high quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration
         (VA). Bottomline has been designated by the U.S. Department of Housing and Urban Development (HUD) as a loan correspondent under which loans are insured by the FHA and as a supervised lender of loans partially guaranteed by the VA, allowing Bottomline to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower credit worthiness, property value and property condition.

         Jumbo Loans. Jumbo Loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $333,700 for single-family, one-unit mortgage loans in the continental United States). Bottomline offers Jumbo Loans with creative financing features, such as the pledging of security portfolios. Bottomline's Jumbo Loan program is geared to the more financially sophisticated borrower.

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

The lending involved with the retail mortgage loans handled by Bottomline also requires compliance with federal lending and credit regulations, including but not limited to, the Federal Truth-in-Lending Act and Regulation Z thereunder, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Home ownership and Equity Protection Act of 1994, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder, the Federal Debt Collection Practices Act, the Fair Credit Reporting Act of 1970, and the various state laws and regulations imposed by the various states in which Bottomline operates and conducts loan activity.

Bottomline is subject to audit requirement by the various federal and state agencies that regulate the type of loans involved in Bottomline's operations. To date, these audits have not revealed any material violations and Bottomline has not been subject to any sanction, limitation, or penalty as a result of this oversight. The internal controls and operations of Bottomline are designed to insure compliance with all of these regulations, preparation of all required documents and disclosures, and compliance with limitations on interest rates and charges, all as dependent upon the particular location of a borrower.

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

Competition
-----------

Bottomline's business of retail mortgage banking and origination of residential mortgage loans, especially in the emerging Internet marketplace for such loans, is highly competitive. Established and new entities have entered this area and there is no reason to believe that additional operations will not enter the area in the future. Many of the existing competing entities in this field are larger, have greater resources, and more experience than Bottomline, have existing marketing programs, and are using substantially similar modes of operation in conducting their business on a larger scale at the present time.

Employees
---------

As of September 08, 2004, a total of 152 employees and staff work for Bottomline. The break down is as follows: 131 commissioned real estate agents, 11 full-time commission-only loan originators and eight salaried production staff, plus two management staff (Buster Williams, Jr. and his son, David Williams).

ITEM 2.  DESCRIPTION OF PROPERTY

Bottomline currently maintains its executive offices at 201 East Huntington Drive, Suite 202, Monrovia, California 91016. The building is owned by Addmaster Corporation, at 201 East Huntington Drive, Monrovia, CA. 91016, a nonrelated California Corporation. Bottomline pays annual rent of $77,220 for the use of this 3,900 square foot office location.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bottomline currently has no public trading market. An application on Form 211 has been filed in an effort to obtain a listing on the Nasdaq Stock Market Over-the-Counter Bulletin Board (OTCBB) for Bottomline's common stock. However, there is no guarantee that Bottomline will obtain a listing on the OTCBB or that a public market for Bottomline's securities will develop or, if such a market does develop, that it will continue, even if a listing on the OTCBB is obtained.

Record Holders
--------------

Bottomline Home Loan, Inc.'s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, of which 15,539,000 are issued and outstanding as of September 08, 2004. There is authorized preferred stock of 5,000,000 shares, par value of $0.001, none of which is issued or outstanding, and there are no options, warrants or other instruments convertible into shares outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends
---------

Bottomline has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on Bottomline's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Bottomline's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 11 commission-compensated loan originators and a network of 131 Real Estate agents. Operations are conducted from Company offices in Monrovia, California, San Marcos, Texas, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 14 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. During fiscal year 2004, Bottomline originated approximately $65,322,658 in loans, of which 94.9% were first mortgages and 5.1% were second mortgages made to persons seeking to refinance their residential loans. During the fiscal year 2003, approximately $88,708,922 in loans were originated, of which 96.6% were first mortgages and 3.4% were second mortgages to owners seeking to refinance. Bottomline's last fiscal year of operation, July 1, 2003 to June 30, 2004, has shown a very positive impact from the continuing recruitment of Real Estate Agents into our Global Realty network. Bottomline's revenues for the year ended June 30, 2004, indicate that total revenues are up 20.2% over the same period in 2003. Total revenues for the year ended June 30, 2004, were $3,699,333 versus $3,078,954 for the same period a year earlier. Bottomline's net income decreased during its latest fiscal year from a net income of $276,662 in 2003 to a net loss of $44,625 in 2004.

As a mortgage banker, Bottomline generates revenues through the origination and subsequent sale of funded loans. These revenues are generated from the net gain on the sale of those loans and interest income earned while the loans are held by Bottomline. The net gain on a sale of a loan consists of the net gain recognized from the difference between the combined selling price of the loan, its related servicing rights and the carrying value of the mortgage loans sold. This net gain would also include the loan-related fees collected, consisting of application, documentation, commitment and processing fees paid by borrowers. Net interest income consists of the difference between interest received by Bottomline on the mortgage loans held for sale until the date sold and the amount of interest paid by Bottomline under its credit facilities. Bottomline also may generate revenue from the servicing of loans sold. Bottomline may sell its loans on a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. If Bottomline retains the servicing rights, it generates revenue through the servicing of the particular loan.

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

Global Realty is a wholly owned division of Bottomline and currently is a network of 131 commissioned real estate agents that work under our real estate license in southern California. The agents are primarily performing residential real estate sales and pay Global a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close. They refer many of their customers to Bottomline for their mortgage needs and receive an additional commission for the referral.

Expenses for the operation of Bottomline consist of salaries and benefits paid to employees, rent, equipment costs, Internet related expenses, licensing and participation fees, advertising costs, marketing, promotion costs, data processing, communication costs and real estate commissions. A substantial portion of these expenses is variable in nature. Commissions paid to loan originators and real estate agents are extremely variable. The commissions range from 50% to 100% of the loan origination points and premium pricing depending on the volume of loans sold by the individual loan originator each month and the interest rate sold to its customer and the current rate quoted each day by our investors. Other salaries and benefits fluctuate from quarter to quarter based on the assessment of the appropriate level of non-loan originator staffing desired, which correlates to the then-current level of loan origination volume and the perception of future loan origination volume.

Interest rate and economic cycles also affect the mortgage industry. Loan originations typically decrease in a rising interest rate environment. During these periods, refinancing originations decrease as the higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. On the other hand, during a period of lowering of interest rates, Bottomline may experience an increase in the number of loans that are originated. It is possible that when interest rates lower by 1% or more during a short period of time that we may also experience the prepayment of some of the loans that we originate, due to borrowers refinancing a second time to take advantage of the lower rates. Should this occur within the first 3 to 12 months after the origination of our loan, it may cause us to repay service release premiums to lenders that we have sold the servicing rights. To date, we have not had to repay any material service release premiums due to early prepayment. This may not be the case in the future. These factors can make period-to-period comparisons difficult. Therefore, Bottomline's historical earnings performance may be of little relevance in predicting future performance. Additionally, the reported financial statistics may not be indicative of Bottomline's results in any future period.

By making simultaneous commitments to sell our mortgage products with our mortgage purchasers as our borrowers wish to lock their loans, we are able to eliminate our risk to changing interest rates. This transfers all the interest rate risk to the purchaser of the mortgage and leaves us with zero risk to changing interest rates between the commitment and closing with the borrower.

For the period 1998 through 2004, inflation has been relatively low, and we believe it has not had a material effect on Bottomline's results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans that Bottomline originates. This impact would adversely affect Bottomline's future results of operations.

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

Revenue Recognition. Income from the sale of loans and servicing rights consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets, which are: (1) the transferred assets have been isolated from Bottomline and its creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) Bottomline does not maintain effective control over the transferred mortgage loan. Bottomline does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan; therefore, each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at its discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by Bottomline, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, Bottomline is not exposed to market risk during this time period. Bottomline may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Bottomline's accounting policy is to reserve for the estimated loan repurchases. During the fiscal years ended June 30, 2004 and 2003, Bottomline did not record any loan repurchase expenses.

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the fiscal years ended June 30, 2004 and 2003, Bottomline recorded service release premiums to a servicer of $6,586 and $0, respectively.

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2004 and 2003, was $84,776 and $152,107 net of a reserve for uncollectible accounts of $20,000 and $0, respectively, which is shown under the caption "Equity Builder finder's fee receivable" on the consolidated balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

Revenue from servicing loans is recognized monthly as the services are performed.

Bottomline originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Mortgage servicing rights represent the right to receive payments from the mortgages, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of servicing rights divided by the total revenue from the origination of the mortgage, including the sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2004 and 2003.

Results of  Operations  for the Fiscal Year Ended June 30, 2004,  Compared  with
--------------------------------------------------------------------------------
June 30, 2003
-------------

Revenues
--------

Bottomline had $3,699,333 in revenue for the year ended June 30, 2004, and had $3,078,954 in revenue for the year ended June 30, 2003. This increase is a result Real Estate Commissions earned from Global Realty. During fiscal 2004, we originated approximately $65 million of loans versus approximately $89 million in fiscal 2003, a decrease of 27%.

Bottomline had loan origination income of $1,088,112 in fiscal 2004 versus $1,362,077 in fiscal 2003, a decrease of 21.1%. In addition, we had income from the sale of loans and servicing rights in the amount of $683,355 in fiscal 2004 compared with $1,713,261 in fiscal 2003, a decrease of 60.1%. During fiscal 2004, we focused our efforts on loan origination and establishing the Global Realty network, therefore our revenues from Real Estate Commission Revenue increased from $216 in 2003 to $1,161,203 in 2004. We had income from the sale of servicing portfolios of $674,727 compared to $0, respectively for the years ended June 30, 2004 and 2003. During April of 2003 we started retaining some of the servicing rights on mortgages closed. The majority of the servicing rights that were previously retained were sold during the year ended June 30, 2004, thus resulting in the income from the sale of servicing portfolios.

We recognized servicing revenue of $38,315 and $1,188, respectively during the years ended June 30, 2004 and 2003. As noted above, during April 2003 we started retaining servicing rights. The increase in servicing revenues is due to only servicing loans during the fourth quarter of the prior year.

Real estate commission revenue totaled $1,161,203 and $216, respectively for the years ended June 30, 2004 and 2003. We did not start recruiting real estate agents until the end of the prior year and therefore did not have any material revenues during the ended June 20, 2003. We currently have over 130 real estate agents that operate under our real estate license. Other revenues totaled
$53,621 and $2,212, respectively for the years ended June 30, 2004 and 2003. Other revenues consist primarily of monthly desk fees and web site set-up fees charged to our real estate agents. The increase in other revenues is due to the increase in the number of real estate agents that we have.

Expenses
--------

Selling, general and administrative expenses for the fiscal year ended June 30, 2004, were $550,100, and such expenses for the fiscal year ended June 30, 2003, were $562,076, an decrease of $42,811 or 2.1%. Selling, general and administrative expenses for 2003 and 2004 consisted of expenses to keep Bottomline in good corporate standing, fees to transfer agents, and expenses to operate Bottomline, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the year ended June 30, 2004, were $1,646,034 compared to $2,095,417 for the year ended June 30, 2003, a decrease of $449,383 or 21.4%. This decrease is attributable to a decrease in employees and other expenses related to a decrease in the number and amount of loans processed during the year ended June 30, 2004, compared to the similar period ended June 30, 2003. Interest expenses of $58,418 for the year ended June 30, 2004, compared to $75,508 for 2003. This decrease of $17,090 or 22.6% is a result of reduction in loan balances and faster turn times on our warehouse line of credit used for funding of loans and a decrease in the interest rate charged on the warehouse line of credit due to the drop in the prime rate.

Total operating expenses for the year ended June 30, 2004, were $3,734,740, compared to $2,733,001 for the year ended June 30, 2003, an increase of $1,020,739, or 36.7%, resulting from Real Estate commissions paid and other factors as stated.

Net Income/Loss
---------------

Bottomline had a net loss of $44,625 for the year ended June 30, 2004, compared to net income of $276,662 for the fiscal year ended June 30, 2003. The net loss for the current year is a reflection of decreased business resulting from reduction in number of loans originated for refinance during the year. The amount of loan originations by Bottomline decreased from $88,708,922 for the fiscal year ended June 30, 2003, to $65,322,658 for the fiscal year ended June 30, 2004. In addition, the cost associated with the recruiting of real estate agents to build the Global Realty network to 131 agents during the last year.

Liquidity and Capital Resources of Bottomline Home Loan, Inc.
-------------------------------------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the next 12 months following the filing of this Form 10-KSB. Bottomline does expect to continue its plans for expansion and for the next 12 months believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2005.

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated

November 27, 1998, and is up for renewal June 30, 2005. The balance of the warehouse facility as of June 30, 2004, was $1,765,274, which matures on June 30, 2005, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit and personal guarantees of the President and Vice-President of Bottomline. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in June of 2006. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of June 30, 2005. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

Product Research and Development
--------------------------------

We do not plan to conduct any significant research or development activities in the coming 12-month period.

Expected Purchase or Sale of Plant and Equipment
------------------------------------------------

We have no current plan to buy any specific additional plant or equipment. However, we are investigating the possibility of renting additional retail office space in several areas for potential additional satellite real estate offices. We are using the services of a licensed real estate broker to suggest potential properties for us to lease. We have investigated a number of potential properties and are continuing to consider additional properties. However, our investigations to this point have been preliminary, and we have not identified any specific property for rent.

ITEM 7.  FINANCIAL STATEMENTS

Bottomline's audited financial statements for the fiscal year ended June 30, 2004, are attached hereto as F-1 through F-18.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not disagreed on any items of accounting treatment or financial disclosure with our auditors.

ITEM 8A. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal controls over financial reporting during our fiscal fourth quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The  following  individuals  constitute   Bottomline's  executive  officers  and
directors as of September 20, 2004:

             Name               Age               Position
             ----               ---               --------

    Buster Williams, Jr.         51               President and Director
    David Williams               29               Vice President and Director

Buster Williams, Jr. founded Bottomline Mortgage, Inc. in 1989 and has served as its Chairman of the Board and Chief Executive Officer since that time. He was also the largest stockholder until he sold his interest to Bottomline Home Loan, Inc. His responsibilities with Bottomline Home Loan, Inc. include strategic planning for Bottomline as well as overseeing the day-to-day operations. Prior to his employment with Bottomline Mortgage Inc., Mr. Williams was a licensed real estate broker, general contractor, appraiser and developer of real estate over a 25-year period of time. For the three years from 1986 to 1989, he managed the real property division of the Department of Economic Security of the State of Arizona with 300+ facilities and a monthly budget of over $15 million dollars.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended June 30, 2004, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have not filed, on a timely basis, reports required by Section 16(a) of the Exchange Act:

Buster Williams and David Williams filed their initial required reports on Form 3 on October 22, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and noncash compensation in excess of $100,000 paid or accrued by officers of Bottomline during the fiscal years ended June 30, 2004 and 2003:

                           Summary Compensation Table

                                                                           Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                  Awards            Payouts
                                ------------------------------------ ------------------------ -----------
           (a)            (b)       (c)         (d)         (e)          (f)         (g)         (h)          (i)
                                                           Other                  Securities
                                                          Annual     Restricted   Underlying                  All
                                                         Compen-       Stock      Options/      LTIP        Other
        Name and                                         sation       Award(s)    SARs          Payouts      Compen-
   Principal Position     Year  Salary ($)   Bonus ($)   ($)(1)        ($)        (#)(2)         ($)        sation ($)
  ---------------------- ------------------- ----------- ----------- ------------ ----------- ----------- ------------
  Buster Williams, Jr.    2004    $148,000           --     $24,978          --           --          --          --
    CEO and Director      2003     108,500           --       4,000          --           --          --          --

  David Williams          2004     $75,000           --     $62,237          --           --          --          --
    Vice President and    2003      62,000           --         600          --           --          --          --
    Director

Compensation of Directors
-------------------------

Both of our directors are employees of Bottomline and are not compensated as directors in addition to the compensation they receive as employees. We have not entered into written employment agreements with our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Bottomline's common stock as of September 27, 2004, with respect to: (i) each person known to Bottomline to be the beneficial owner of more than five percent of Bottomline's common stock; (ii) all directors; and (iii) directors and executive officers of Bottomline as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of September 27, 2004, there were 15,539,000 shares of common stock issued and outstanding.


                 Name of Person or Group                   Nature of Ownership(1)       Amount        Percent
                 -----------------------                   ----------------------       ------        -------
Principal Stockholders:
  Puma Strategies LLC...................................   Common Stock                  862,377         5.6
  930 West Newport
  Chicago, IL 60657

Directors:
  Buster Williams, Jr.(2)...............................   Common Stock                8,428,722        54.2
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  David Williams(3).....................................   Common Stock                2,761,322        17.8
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  All Executive Officers and                                                            ________        72.0
  Directors as a Group (2 persons):.....................   Common Stock               11,190,044

------------------
(1) Includes shares held by entities in which the individual or entity shares voting, investment, and dispositive power. Except as otherwise noted, however, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2) Consists of 8,134,965 shares held by Buster Williams, Jr., and 293,757 shares held by his wife, Mei Chen. Buster Williams, Jr., is the President and a director of Bottomline and the father of David Williams.

(3) Consists of 2,504,285 shares held by David Williams and 257,037 shares held by his wife, Caitlin Rabanera. David Williams is a director of Bottomline and the son of Buster Williams, Jr.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of a settlement agreement with a minority stockholder of Bottomline Mortgage, Inc., Buster Williams, Jr., in his personal capacity, agreed to purchase 715,000 shares of stock in that entity from the minority stockholder over a 30-month period. During the fiscal year ended June 30, 2004, Mr. Williams purchased 200,000 shares of stock pursuant to that agreement for a price of $0.24 per share. During that period, Bottomline purchased 200,000 of those shares from Mr. Williams at a price of $0.24 per share in an effort to increase its ownership interest in its subsidiary. As a result, at June 30, 2004, Bottomline's ownership interest in its subsidiary increased from approximately 76% to approximately 83%.

In October 2003, Buster Williams Jr. our President and Director purchased from Richard Surber 1,291,635 shares of Bottomline Home Loan, Inc. common stock at a price of $0.0194 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

         The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of our annual financial statements for the fiscal year ended June 30, 2004, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $22,050. The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of our annual financial statements for the fiscal year ended June 30, 2003, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $26,695.

Audit Related Fees
------------------

         Tanner + Co. did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended June 30, 2004, or the fiscal year ended June 30, 2003, that are not included under "Audit Fees" above.

Tax Fees
--------

         The aggregate fees billed by Tanner + Co. for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2004, and June 30, 2003, were $700 and $660, respectively.

All Other Fees
--------------

         Tanner + Co. did not perform any services for us or charge any fees other than the services described above under "Audit Fees" and "Tax Fees" for either the fiscal year ended June 30, 2004, or the fiscal year ended June 30, 2003.

         The engagements of Tanner + Co. to perform all of the above-described services were approved by the board of directors, acting as the audit committee, before we entered into the engagements, and the policy of the board of directors is to require that all services performed by the independent auditor be preapproved by the board of directors before the services are performed.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this _____ day of September, 2004.




                                        Bottomline Home Loan, Inc.

                                        /s/Buster Williams, Jr.
                                        --------------------------
                                        Name: Buster Williams, Jr.
                                        Title: President and CEO




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date
---------                          -----                             ----



/s/Buster Williams, Jr.    President, CEO and Director        September 29, 2004
-----------------------
Buster Williams, Jr.




/s/David Williams          Vice President and Director        September 29, 2004
-----------------------
David Williams

BOTTOMLINE HOME LOAN, INC.
Consolidated Financial Statements
June 30, 2004 and 2003

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM




To the Board of Directors of
Bottomline Home Loan, Inc.


We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Tanner + Co.


Salt Lake City, Utah
August 11, 2004

                                                                    BOTTOMLINE HOME LOAN, INC.
                                                                    Consolidated Balance Sheet

                                                                                      June 30,
----------------------------------------------------------------------------------------------


        Assets
        ------                                                         2004              2003
                                                              --------------------------------
Current assets:
  Cash and cash equivalents                                   $       272,599   $      428,261
  Restricted cash                                                       8,114           17,909
  Receivables from sales of loans                                   1,912,626        3,638,547
  Mortgage servicing rights, net                                       42,218          139,277
  Prepaids and other current assets                                     4,005            3,076
                                                              --------------------------------

        Total current assets                                        2,239,562        4,227,070

Property and equipment, net                                           152,651           85,072
Equity builder finder's fee receivable, net                            84,776          152,107
Other assets                                                           16,087           14,327
                                                              --------------------------------

        Total assets                                          $     2,493,076   $    4,478,576
                                                              --------------------------------

----------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Warehouse line of credit                                    $     1,765,274   $    3,461,972
  Note payable                                                              -           97,757
  Accounts payable and accrued expenses                               171,326          264,025
  Current maturities of long-term debt                                 25,060           15,806
                                                              --------------------------------

        Total current liabilities                                   1,961,660        3,839,560

Long-term debt                                                         37,945           43,780
                                                              --------------------------------

        Total liabilities                                           1,999,605        3,883,340
                                                              --------------------------------

Minority interest                                                      85,907          120,932
                                                              --------------------------------

Commitments and contingencies                                               -                -

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares                          -                -
  authorized; 0 shares issued and outstanding
Common stock, $.001 par value, 500,000,000 shares
  authorized; 15,539,000 shares issued and outstanding                 15,539           15,539
Additional paid-in capital                                            634,391          656,506
Accumulated deficit                                                  (242,366)        (197,741)
                                                              --------------------------------

        Total stockholders' equity                                    407,564          474,304
                                                              --------------------------------

        Total liabilities and stockholders' equity            $     2,493,076   $    4,478,576
                                                              --------------------------------





----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                               F-1


                                                                    BOTTOMLINE HOME LOAN, INC.
                                                          Consolidated Statement of Operations

                                                                          Years Ended June 30,
----------------------------------------------------------------------------------------------

                                                                  2004              2003
                                                              --------------------------------
Revenues:
  Income from sale of  loans and servicing rights             $       683,355   $    1,713,261
  Origination fee revenue                                           1,088,112        1,362,077
  Income from sale of servicing portfolio                             674,727                -
  Real estate commission revenue                                    1,161,203              216
  Servicing revenue                                                    38,315            1,188
  Other revenue                                                        53,621            2,212
                                                              --------------------------------

        Total revenues                                              3,699,333        3,078,954
                                                              --------------------------------

Operating expenses:
  Salaries and direct loan costs                                    1,646,034        2,095,417
  Cost of servicing portfolio sold                                    378,965                -
  Real estate commissions paid                                      1,101,223                -
  Interest                                                             58,418           75,508
  General and administrative                                          550,100          562,076
                                                              --------------------------------

        Total operating expenses                                    3,734,740        2,733,001
                                                              --------------------------------

        (Loss) income from operations                                 (35,407)         345,953
                                                              --------------------------------

Other income (expense):
  Other income                                                            929                -
                                                              --------------------------------

        Total other income (expense)                                      929                -
                                                              --------------------------------

        Net income before minority interest
          and taxes                                                   (34,478)         345,953

Income tax expense                                                    (19,287)               -

Minority share of loss (income)                                         9,140          (69,291)
                                                              --------------------------------

Net (loss) income                                             $       (44,625)  $      276,662
                                                              --------------------------------

Net (loss) income per common share
  - basic and diluted                                         $             -   $         0.02
                                                              --------------------------------

Weighted average shares outstanding
  - basic and diluted                                              15,539,000       15,539,000
                                                              --------------------------------


----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                               F-2



                                                                                                          BOTTOMLINE HOME LOAN, INC.
                                                                                      Consolidated Statement of Stockholders' Equity

                                                                                                  Years Ended June 30, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------





                                   Preferred Stock             Common Stock            Additional
                                ----------------------------------------------------    Paid-in          Accumulated
                                   Shares     Amount       Shares          Amount       Capital            Deficit          Total
                                ----------------------------------------------------------------------------------------------------

Balance, July 1, 2002                  -        $ -      16,039,000       $ 16,039       $ 716,383        $ (474,403)     $ 258,019

Return of Company stock
  due to rescission                    -          -        (500,000)          (500)        (12,000)                -        (12,500)

Buy-back of subsidiary
  common stock                         -          -               -              -         (82,000)                -        (82,000)

Change in minority
interest due to buy-
back of subsidiary stock               -          -               -              -          34,123                 -         34,123

Net income                             -          -               -              -               -           276,662        276,662
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 2003                 -          -      15,539,000         15,539         656,506          (197,741)       474,304

Buy-back of subsidiary
common stock                           -          -               -              -         (48,000)                -        (48,000)

Change in minority
interest due to buy-
back of subsidiary stock               -          -               -              -          25,885                 -         25,885

Net loss                               -          -               -              -               -           (44,625)       (44,625)
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 2004                 -        $ -      15,539,000       $ 15,539       $ 634,391        $ (242,366)     $ 407,564
                                ----------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-3




                                                                                 BOTTOMLINE HOME LOAN, INC.
                                                                       Consolidated Statement of Cash Flows

                                                                                       Years Ended June 30,
-----------------------------------------------------------------------------------------------------------


                                                                               2004              2003
                                                                        -----------------------------------
Cash flows from operating activities:
  Net (loss) income                                                     $       (44,625)   $        276,662
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
        Depreciation and amortization                                            28,463              16,804
        Bad debt expense on equity finder's fee receivable                       20,000                   -
        Minority interest in net (loss) income                                   (9,140)             69,291
        Decrease (increase) in:
          Receivables from sales of loans                                     1,725,921          (2,771,836)
          Equity builder finder's fee receivable                                 47,331             201,633
          Prepaid and other current assets                                         (929)             11,299
          Mortgage servicing rights                                              97,059            (139,277)
          Other assets                                                           (1,760)             (4,501)
        Increase (decrease) in:
          Accounts payable and accrued expenses                                 (92,699)            195,766
          Net change in warehouse line of credit                             (1,696,698)          2,679,834
                                                                        -----------------------------------

              Net cash provided by operating activities                          72,923             535,675
                                                                        -----------------------------------

Cash flows from investing activities:
  (Increase) decrease in restricted cash                                          9,795             (17,909)
  Purchase of property and equipment                                            (71,160)             (2,112)
                                                                        -----------------------------------

              Net cash used in investing activities                             (61,365)            (20,021)
                                                                        -----------------------------------

Cash flows from financing activities:
  Payment of note payable                                                       (97,757)           (255,983)
  Payments of long-term debt                                                    (21,463)            (23,438)
  Buy-back of subsidiary common stock                                           (48,000)            (82,000)
                                                                        -----------------------------------

              Net cash used in financing activities                            (167,220)           (361,421)
                                                                        -----------------------------------

Net (decrease) increase in cash and cash equivalents                           (155,662)            154,233

Cash and cash equivalents at beginning of year                                  428,261             274,028
                                                                        -----------------------------------

Cash and cash equivalents at end of year                                $       272,599    $        428,261
                                                                        -----------------------------------



-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-4


                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements

                                                          June 30, 2004 and 2003
--------------------------------------------------------------------------------


1.   Summary of         Nature of Business
     Significant        The Company was incorporated under the laws of the State
     Accounting         of Nevada on February 15, 1996 as CyberEnergy,  Inc. The
     Policies           name of the Company was changed to Bottomline Home Loan,
                        Inc. on May 4, 2001.  The  Company  was a  developmental
                        stage company until June 27, 2001,  when it acquired 76%
                        of the outstanding common stock of Bottomline  Mortgage,
                        Inc.  The  transaction  was  accounted  for as a reverse
                        acquisition, therefore, the historical results presented
                        in the  financial  statements  are  those of  Bottomline
                        Mortgage,  Inc., the accounting  acquirer,  through June
                        27, 2001, after which historical  results  represent the
                        combined entity. The ownership  percentage has increased
                        to  83%  as  a  result  of  the  Company's  purchase  of
                        additional  shares  of  its  subsidiary.   The  Company,
                        primarily through its subsidiary,  Bottomline  Mortgage,
                        Inc.,  assists  individuals,   brokers,  and  others  in
                        obtaining long-term trust deed (mortgage) financing. The
                        Company  processes  loan   applications,   effects  loan
                        underwriting  and  receives  purchase  commitments  from
                        investor  groups  for  mortgage  backed  loans  prior to
                        funding the loans,  primarily at its corporate office in
                        Monrovia,   California.   Loan   applications  are  also
                        solicited  and received at office  locations in Phoenix,
                        Arizona;   and   Clearwater   Florida.   The   Company's
                        subsidiary  is a loan  correspondent,  as defined by the
                        U.S.  Department of Housing and Urban Development (HUD),
                        and is  therefore  required  to conform  to certain  net
                        worth,   liquid   assets   and  other   conditions   and
                        requirements and to follow certain specific regulations issued from time to time by HUD.

                        The Company, through its Global Realty division, is a licensed real estate broker. Global Realty is a network of over 130 commissioned real estate agents that work under the Company's real estate license in Southern California. The agents pay Global Realty a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 83%-owned subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Estimates
     Significant        The  preparation  of financial  statements in conformity
     Accounting         with  accounting  principles  generally  accepted in the
     Policies           United  States of America  requires  management  to make
     Continued          estimates and assumptions  that affect certain  reported
                        amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Earnings Per Share - Continued
     Significant        The computation of diluted  earnings per common share is
     Accounting         based  on  the   weighted   average   number  of  shares
     Policies           outstanding  during  the  year  plus  the  common  stock
     Continued          equivalents  which  would arise from the  conversion  of
                        debt or equity instruments convertible into common stock
                        and  the   exercise  of  stock   options  and   warrants
                        outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of June 30, 2004 and 2003, the Company had no common stock equivalents outstanding.

                        Mortgage Servicing Rights
                        The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2004 and 2003.

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


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Recognition of Mortgage Fee Income - Continued
     Significant        In  connection  with the  sale of  mortgage  loans,  the
     Accounting         Company  may also  sell  the  servicing  rights  to such
     Policies           loans. The Company  recognizes  revenue from the sale of
     Continued          such  servicing   rights  when  an  agreement  with  the
                        purchaser of such servicing rights exists,  ownership to
                        such  servicing  rights  has  been  transferred  to  the
                        purchaser, the selling price of such servicing rights is
                        fixed or determinable,  and collectibility is reasonable
                        assured.  The  Company's  contracts  with  investors  or
                        servicers  that purchase  these rights  require  certain
                        warrants  and   representations  by  the  Company  which
                        guarantee the  mortgages  will be serviced for a minimum
                        of three to  twelve  months  after  they are  purchased.
                        Should  for any  reason  the loan be paid off or prepaid
                        during the first  year,  the  servicer  may  request the
                        return  of all or a  pro-rated  portion  of the  service
                        release  premium  paid  to the  Company.  The  Company's
                        accounting policy is to provide a reserve for the amount
                        of  fees  that  are  estimated  to be  refunded  to  the
                        servicers.   To  date,  such  estimates  have  not  been
                        material. During the years ended June 30, 2004 and 2003, the Company did not refund any service release premiums to a servicer.

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

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Real Estate Commission Revenue
     Significant        Real estate  commissions  are recognized at the point at
     Accounting         which all  Company  services  have been  performed,  and
     Policies           title to real property has passed from seller to buyer.
     Continued
                        Recognition of Equity Builder Finder's Fees
                        Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2004 and 2003 was $84,776 and $152,107, net of the
                        allowance for uncollectible receivables of $20,000 and $0, respectively, which is shown under the caption
                        "equity builder finder's fee receivable" on the balance sheet.

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


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Stock Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. As of June 30, 2004, the Company did not have any stock options outstanding.

                        Advertising
                        The Company expenses advertising costs as they are incurred. During the years ended June 30, 2004 and 2003, the Company had advertising expenses aggregating to $25,433 and $53,745, respectively.

                        Reclassifications
                        Certain amounts in the 2003 financial statements have been reclassified to conform with the presentation of the current year financial statements.


2.   Property           Property  and  equipment  consists  of  the following as
     and                of June 30:
     Equipment
                                               2004             2003
                                         -----------------------------------

 Furniture and equipment                 $        249,890   $       153,848
 Less accumulated depreciation                    (97,239)          (68,776)
                                         -----------------------------------

                                         $        152,651   $        85,072
                                         -----------------------------------


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Warehouse          The  Company  has a  warehouse  line of  credit  with an
     Line of            available  limit  of  $3,000,000.   The  line  bears  an
     Credit             interest  rate of prime plus .5% (4.5% at June 30,  2004
                        and 2003,  respectively)  and matures on June 30,  2005.
                        The line of credit is primarily secured by mortgage notes and proceeds from the sale of mortgage notes and is personally guaranteed by the chief executive officer and a vice president of the Company. At times, the bank has, at its discretion, elected to advance an amount above the available limit on the warehouse line of credit. The outstanding balance of the line of credit was $1,765,274 and $3,461,972, respectively, as of June
                        30, 2004 and 2003.

4.   Note               The  Company  had a line  of  credit  with  a  financial
     Payable            institution  which  allowed for up to  $3,000,000  to be
                        borrowed,  bearing  interest  at a rate of prime plus 1%
                        (5% at June 30, 2003), due on demand, secured by short-term receivables. The line of credit was paid off during 2004. The outstanding balance was $97,757 as of June 30, 2003.


5.   Long-Term          Long-term debt consists of the following at June 30:
     Debt

                                                   2004            2003
                                             ---------------------------------

 Capitalized lease obligations (Note 6)      $         63,005   $      59,586

 Less current portion                                 (25,060)        (15,806)
                                             ---------------------------------

 Long-term debt                              $         37,945   $      43,780
                                             ---------------------------------

                        Future maturities of notes payable are as follows:

                                Year Ending June 30:
                                --------------------
                                     2005                  $          25,060
                                     2006                             15,716
                                     2007                             14,084
                                     2008                              8,145
                                                           ------------------

                                                           $          63,005
                                                           ------------------

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

                        Equipment under the leases consists of the following as of June 30:

                                               2004             2003
                                         -----------------------------------

 Office equipment                        $         92,521   $        67,651

 Less accumulated amortization                    (22,545)           (7,072)
                                         -----------------------------------

                                         $         69,976   $        60,579
                                         -----------------------------------

                        Amortization expense for the equipment under capital leases was approximately $15,000 and $7,000 for the years ended June 30, 2004 and 2003, respectively.

                        The capital lease obligations have imputed interest rates of 12% and are payable in aggregate monthly installments of approximately $2,600. Future minimum lease payments on the capital lease obligations at June 30, 2004 are as follows:

                        Year Ending June 30:
                        --------------------
                                 2005                    $          31,273
                                 2006                               19,420
                                 2007                               15,869
                                 2008                                8,334
                                                         ------------------

                                                                    74,896
 Less amount representing interest                                (11,891)
                                                         ------------------

 Present value of future minimum capital
   lease obligations                                     $          63,005
                                                         ------------------


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Lease              The Company  leases  office  space and  equipment  under
     Obligations        non-cancelable    operating   leases.   Future   minimum
     Continued          operating lease payments are approximately as follows:

                        Year Ending June 30:
                        --------------------
                             2005                           $         118,000
                             2006                                      82,000
                             2007                                      71,000
                                                            ------------------

                                                            $         271,000
                                                            ------------------

                        Total rent expense related to these non-cancelable operating leases for the years ended June 30, 2004 and 2003, was approximately $131,000 and $98,000, respectively.

7.   Income Taxes       The provision for income taxes is different than amounts
                        which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons at June 30:

                                                 2004            2003
                                            ------------------------------

 Federal income tax benefit
   (provision) at statutory rate            $        20,000  $    (130,000)
 Meals and entertainment                             (1,000)        (1,000)
 Change in estimate of net
   operating loss                                         -        (30,000)
 State taxes paid due to suspension
   of use of net operating losses                   (19,287)             -
 Change in valuation allowance                      (19,000)       161,000
                                            ------------------------------

                                            $       (19,287)  $          -
                                            ------------------------------


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income Taxes       Deferred tax assets  (liabilities)  are comprised of the
     Continued          following as of June 30:

                                               2004             2003
                                          ----------------------------------

 Depreciation                             $      (28,000) $        (10,000)
 Net operating loss                               53,000            16,000
 Valuation allowance                             (25,000)           (6,000)
                                          ----------------------------------

                                          $            -  $              -
                                          ----------------------------------

                        At June 30, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $142,000, which will begin to expire 2019. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the changes in ownership.

                        A valuation  allowance  has been  recorded to offset the
                        net   deferred   tax  asset   due  to  the   uncertainty
                        surrounding its realization.


8.   Commitments        Sales of Loans with Recourse
     and                The Company has agreements  with investors that purchase
     Contingencies      mortgage  notes  from  the  Company.   These  agreements
                        contain certain recourse provisions. In general, the Company is required to repurchase loans in the event of circumstances including:

                        o Failure to deliver original documents specified by the investor.

                        o The existence of fraud in the origination of the loan.

                        o The borrower becomes delinquent during the first several months after the loan is sold.

                        The Company did not incur any loan repurchase expenses during the years ended June 30, 2004 and 2003, respectively. No provision has been included in the financial statements for future loan repurchases because such amounts are not considered material.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Commitments        Litigation
     and                The Company may become or is subject to  investigations,
     Contingencies      claims  or  lawsuits  ensuing  out  of  conduct  of  its
     Continued          business. The Company is currently not aware of any such
                        items, which it believes could have a material adverse effect on its financial position.

9.   Fair Value of      The  Company  estimates  that  the  fair  value  of  all
     Financial          financial  instruments  at June 30, 2004 and 2003,  does
     Instruments        not differ materially from the aggregate carrying values
                        of   its   financial   instruments   recorded   in   the
                        accompanying consolidated balance sheet.

10.  Concentration      The Company  sold  materially  all of its loans to three
     of Revenues        investors during the years ended June 30, 2004 and 2003.

11.  Related            In June of 2000 Bottomline Mortgage, Inc. sold  its real
     Party              estate  office  to the  Company's  CEO in  exchange  for
     Transactions       forgiveness of $50,000 of debt. On June 27, 2004 the CEO
                        sold the real estate office back to Bottomline Mortgage for $50,000. The entire purchase price was assigned to the fixed assets of the real estate office.

                        During the year ended June 30, 2003, the CEO of the Company bought 715,000 shares of Bottomline Mortgage, Inc.'s stock from a shareholder for $170,000. The Company entered into an agreement with the CEO to buy all of those shares on a best efforts basis over a period of approximately 30 months. During the year ended June 30, 2004 the Company purchased 200,000 shares for $48,000 from the CEO. During the year ended June 30, 2003, the Company purchased 340,000 shares for $82,000 from the CEO.

--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Supplemental       During the years ended June 30,
     Disclosure of
     Cash Flow
     Information                               2004             2003
                                          ----------------------------------
 Cash paid for:
      Interest                            $        63,918 $          66,804
                                         ----------------------------------

      Income taxes                        $        19,287 $               -
                                          ----------------------------------

                        During the year ended June 30, 2004 the Company:

                             o Acquired property and equipment in exchange for capital leases of $24,882.

                             o Reduced minority interest and increased additional paid in capital by $25,885, due to the buyback of subsidiary stock by the subsidiary.

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

13.  Recent             In  December  2003,  the  SEC  issued  Staff  Accounting
     Accounting         Bulletin ("SAB") No. 104, "Revenue Recognition". SAB No.
     Pronounce-         104 revises and rescinds certain sections of SAB No. 101
     ments              in order to make this interpretive  guidance  consistent
                        with  current  authoritative   accounting  and  auditing
                        guidance and SEC rules and regulations. Accordingly there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Recent             On  December  23,  2003,  the FASB  issued  SFAS No. 132
     Accounting         (revised 2003),  "Employers'  Disclosures about Pensions
     Pronounce-         and Other Postretirement  Benefits, an amendment of FASB
     ments              Statements  No. 87, 88 and 106,  and a revision  of FASB
     Continued          Statement  No.  132 ("FAS 132  (revised  2003)")".  This
                        statement revises  employers'  disclosures about pension
                        plans and other  postretirement  benefit plans.  It does
                        not change the measurement or recognition of those plans
                        required  by SFAS No.  87,  "Employers'  Accounting  for
                        Pensions",  SFAS  No.  88,  "Employers'  Accounting  for
                        Settlements and  Curtailments of Defined Benefit Pension
                        Plans and for Termination  Benefits",  and SFAS No. 106,
                        "Employers' Accounting for Postretirement Benefits Other
                        Than  Pensions".   The  new  rules  require   additional
                        disclosures about the assets,  obligations,  cash flows,
                        and net periodic benefit cost of defined benefit pension
                        plans  and   postretirement   benefit  plans.   The  new
                        disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. The adoption of SFAS No. 132 did not have an effect on the consolidated financial statements.

                        In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on the consolidated financial statements.



--------------------------------------------------------------------------------
                                                                            F-18