Form 10QSB
period 2004-09-30
BOTTOMLINE HOME LOAN INC
filed 2004-11-15
CIK 1017130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[  ]     Transition report under Section 13 or 15(d) of the  Securities Exchange
         Act of 1934 for the  transition period from              to           .
                                                     ------------    -----------

                        Commission file number: 000-31413


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

                                 (800) 520-5626
                                  -------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX       No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 11, 2004, was 15,539,000.

Transitional Small Business Disclosure Format (check one): Yes     No XX

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............

ITEM 3.  CONTROLS AND PROCEDURES...............................................

                                     PART II

ITEM 6.  EXHIBITS..............................................................

SIGNATURES.....................................................................

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                                                      BOTTOMLINE HOME LOAN, INC.
                                            Unaudited Consolidated Balance Sheet

                                                              September 30, 2004
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                    $        178,048
  Restricted cash                                                        31,613
  Receivables from sales of loans                                     2,024,443
  Receivable from sale of servicing portfolio                            69,578
  Prepaids and other current assets                                       4,005
                                                               -----------------

        Total current assets                                          2,307,687

Equity builder finder's fee receivable                                   78,021
Property and equipment, net                                             150,795
Other assets                                                             16,663
                                                               -----------------

                                                               $      2,553,166
                                                               -----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Warehouse line of credit                                     $      1,864,174
  Accounts payable and accrued expenses                                 168,835
  Current maturities of long-term debt                                   22,827
                                                               -----------------

        Total current liabilities                                     2,055,836

Long-term debt                                                           34,190
                                                               -----------------

        Total liabilities                                             2,090,026
                                                               -----------------

Minority interest                                                        75,530
                                                               -----------------

Commitments and contingencies                                                 -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                               -
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 15,539,000 shares issued and outstanding                 15,539
  Additional paid-in capital                                            629,835
  Accumulated deficit                                                  (257,764)
                                                               -----------------

        Total stockholders' equity                                      387,610
                                                               -----------------

        Total liabilities and stockholders' equity             $      2,553,166
                                                               -----------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements                    3

                                                      BOTTOMLINE HOME LOAN, INC.
                                  Unaudited Consolidated Statement of Operations

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            September 30
                                                     ---------------------------
                                                         2004          2003
                                                     ---------------------------

Revenues:
  Income from sale of  loans and servicing rights    $     177,556   $  158,650
  Origination fee revenue                                  151,744      360,751
  Income from sale of servicing portfolio                  115,963            -
  Real estate commission revenue                           697,890            -
  Servicing revenue                                          3,844       12,622
  Other operating revenue                                   31,252            -
                                                     ---------------------------

        Total revenues                                   1,178,249      532,023
                                                     ---------------------------

Operating expenses:
  Salaries and direct loan costs                           303,312      397,507
  Cost of servicing portfolio sold                          60,688            -
  Real estate commissions paid                             674,657            -
  Interest                                                  13,167       13,211
  Selling, general and administrative                      144,756      150,723
                                                     ---------------------------

        Total operating expenses                         1,196,580      561,441
                                                     ---------------------------

        Loss from operations                               (18,331)     (29,418)
                                                     ---------------------------

Other income (expense):
  Other expense                                                  -        2,450
                                                     ---------------------------

        Total other income (expense)                             -        2,450
                                                     ---------------------------

        Net loss before
        minority interest and taxes                        (18,331)     (26,968)

Income tax expense - current                                     -      (19,073)

Minority share of loss                                       2,933        8,843
                                                     ---------------------------

        Net loss                                     $     (15,398)  $  (37,198)
                                                     ---------------------------
Net loss per common share
  - basic and diluted                                $       (0.00)  $    (0.00)
                                                     ---------------------------
Weighted average shares outstanding
  - basic and diluted                                   15,539,000   15,539,000
                                                     ---------------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements                    4

                                                      BOTTOMLINE HOME LOAN, INC.
                                  Unaudited Consolidated Statement of Cash Flows

                                                Three Months Ended September 30,
--------------------------------------------------------------------------------



                                                         2004            2003
                                                     ---------------------------
Cash flows from operating activities:
  Net loss                                           $     (15,398) $   (37,198)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                           7,115        4,201
     Minority interest in net loss                          (2,933)      (8,843)
     Decrease (increase) in:
       Receivables from sales of loans                    (111,817)   1,809,264
       Equity builder finder's fee receivable                6,755       27,074
       Mortgage servicing rights                           (27,360)    (134,183)
       Other assets                                           (576)          98
     Increase (decrease) in:
       Accounts payable and accrued expenses                (2,491)      82,558
       Net change in warehouse line of credit               98,900   (1,732,443)
                                                     ---------------------------

                Net cash (used in) provided by
                operating activities                       (47,805)      10,528
                                                     ---------------------------

Cash flows from investing activities:
  Increase in restricted cash                              (23,499)    (192,504)
  Purchase of property and equipment                        (5,259)      (4,762)
                                                     ---------------------------

                Net cash used in investing
                activities                                 (28,758)    (197,266)
                                                     ---------------------------

Cash flows from financing activities:
  Net change in note payable                                     -      (40,556)
  Payments of long-term debt                                (5,988)      (6,379)
  Buy-back of subsidiary common stock                      (12,000)     (12,500)
                                                     ---------------------------

                Net cash used in financing
                activities                                 (17,988)     (59,435)
                                                     ---------------------------

Net decrease in cash and cash equivalents                  (94,551)    (246,173)

Cash and cash equivalents at beginning of period           272,599      428,261
                                                     ---------------------------

Cash and cash equivalents at end of period           $     178,048   $  182,088
                                                     ---------------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements                    5

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                     September 30, 2004 and 2003
--------------------------------------------------------------------------------


1.   Summary of         Nature of Business
     Significant        The Company  incorporated under the laws of the State of
     Accounting         Nevada on February  15, 1996 as  CyberEnergy,  Inc.  The
     Policies           name of the Company was changed to Bottomline Home Loan,
                        Inc. on July 20, 2001.  The Company was a  developmental
                        stage company until June 26, 2001,  when it acquired 76%
                        of the outstanding common stock of Bottomline  Mortgage,
                        Inc.  The  transaction  was  accounted  for as a reverse
                        acquisition  using the  purchase  method of  accounting,
                        therefore,  the  historical  results  presented  in  the
                        financial  statements are those of Bottomline  Mortgage,
                        Inc.,  the accounting  acquirer,  through June 27, 2001,
                        after which  historical  results  represent the combined
                        entity. The ownership percentage has increased to 84% as
                        a  result  of  the  Company's   subsidiary  buying  back
                        additional shares of it's stock. The Company,  primarily
                        through  its  subsidiary,   Bottomline  Mortgage,  Inc.,
                        assists  individuals,  brokers,  and others in obtaining
                        long-term trust deed (mortgage)  financing.  The Company
                        processes loan  applications,  effects loan underwriting
                        and receives  purchase  commitments from investor groups
                        for  mortgage  backed  loans prior to funding the loans,
                        primarily   at  its   corporate   office  in   Monrovia,
                        California. Loan applications are also solicited and received at office locations in Phoenix, Arizona; and San Marcos, Texas. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                        Principles of Consolidation
                        The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 84% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of September 30, 2004 and 2003, the Company had no common stock equivalents outstanding.


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Stock-Based Compensation
     Significant        The Company accounts for stock-based  compensation under
     Accounting         the  recognition  and  measurement   principles  of  APB
     Policies           Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Continued          Employees, and related interpretations.  The Company has
                        adopted  SFAS  No.  123,   "Accounting  for  Stock-Based
                        Compensation". In accordance with the provisions of SFAS
                        123,  the  Company  has  elected  to  continue  to apply
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. No stock options were outstanding as of September 30, 2004 and 2003.

                        Mortgage Servicing Rights
                        The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the three months ended September 30, 2004 and 2003.



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



--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1. Summary of           Recognition of Mortgage Fee Income - Continued
   Significant          In  connection  with the  sale of  mortgage  loans,  the
   Accounting           Company  may also  sell  the  servicing  rights  to such
   Policies             loans. The Company  recognizes  revenue from the sale of
   Continued            such  servicing   rights  when  an  agreement  with  the
                        purchaser of such servicing rights exists,  ownership to
                        such  servicing  rights  has  been  transferred  to  the
                        purchaser, the selling price of such servicing rights is
                        fixed or determinable,  and collectibility is reasonable
                        assured.  The  Company's  contracts  with  investors  or
                        servicers  that purchase  these rights  require  certain
                        warrants  and   representations  by  the  Company  which
                        guarantee the  mortgages  will be serviced for a minimum
                        of three to  twelve  months  after  they are  purchased.
                        Should  for any  reason  the loan be paid off or prepaid
                        during the first  year,  the  servicer  may  request the
                        return  of all or a  pro-rated  portion  of the  service
                        release  premium  paid  to the  Company.  The  Company's
                        accounting policy is to provide a reserve for the amount
                        of  fees  that  are  estimated  to be  refunded  to  the
                        servicers.   To  date,  such  estimates  have  not  been
                        material. During the three months ended September 30, 2004 and 2003, the Company did not refund any service release premiums to a servicer.

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


--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of         Real Estate Commission Revenue
     Significant        Real estate  commissions  are recognized at the point at
     Accounting         which all  Company  services  have been  performed,  and
     Policies           title to real property has passed from seller to buyer.
     Continued
                        Recognition of Equity Builder Finder's Fees
                        Equity  builder  finder's fees represent fees charged to
                        customers  to initiate the Equity  Builder  Program (the
                        program).  The  program  allows  the  customer  to  make
                        bi-weekly payments by automatic transfer,  which results
                        in a quicker  loan  payoff.  Equity  builder  revenue is
                        recognized upon the Company receiving  confirmation from
                        the  servicing  agent  that  the loan  payments  will be
                        processed in  accordance  with the  program.  The unpaid
                        balance from the program due from customers at September
                        30,  2004  was  $78,021,   net  of  the   allowance  for
                        uncollectible receivables of $20,000, which is shown under the caption equity builder finder's fee receivable on the consolidated balance sheet.

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



--------------------------------------------------------------------------------

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Unaudited          The unaudited financial  statements include the accounts
     Financial          of the Company and include all  adjustments  (consisting
     Statements         of normal recurring items), which are, in the opinion of
                        management, necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the periods ended September 30, 2004 and 2003 and cash flows for the periods ended September 30, 2004 and 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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


4.   Supplemental       During the three months ended  September  30, 2004,  the
     Disclosure of      Company:
     Cash Flow
     Information          o   Reduced minority interest and increased additional
                              paid in capital by $7,444, due to the buy-back of subsidiary common stock by the subsidiary.

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

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyber Energy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. (Bottomline) in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline then became an operating subsidiary of the Company effective July 1, 2001. The ownership percentage has increased to approximately 84% as a result of the Company's purchase of additional shares of its subsidiary. The executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms
"Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 8 commission-compensated loan originators and a network of 136 Real Estate agents. Operations are conducted from Company offices in Monrovia, California, San Marcos, Texas, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 15 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers.

During the quarter ended September 30, 2004, Bottomline originated approximately $9.8 million in loans, of which 90.5% were first mortgages and 9.5% were second mortgages made to persons seeking to refinance their residential loans. This represents a decrease of 54.4%, or $11.7 million, over the loans that closed in the quarter ended September 30, 2003.

Bottomline's quarter ended September 30, 2004 continued to show a positive impact from the continuing recruitment of Real Estate Agents into our Global Realty network. Bottomline's total revenues for the Quarter ended September 30, 2004, indicate that total revenues are up 122% over the same period in 2003.

Our net loss for the three months ended September 30, 2004 and September 30, 2003 was ($15,398) and $(37,198) respectively.

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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the quarters ended September 30, 2004 and 2003, Bottomline did not refund any service release premiums to a servicer.

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The net unpaid balance from the program due from customers at September 30, 2004, was $78,021, compared with $84,776 at June 30, 2004, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

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

Real Estate Commission Revenue. Real estate commissions are recognized at the point at which all Company services have been performed, and title to real property has passed from seller to buyer.

Results of Operations - Three Months Ended September 30, 2004 and 2003
----------------------------------------------------------------------

Revenues for the three months ended September 30, 2004, were $1,178,249, compared to revenues of $532,023 for the three months ended September 30, 2003. This Increase is mainly due to our recruitment of real estate agents into the Global Realty network and the real estate commissions shown on the statement of operations as Real Estate Commission Revenue of $697,890 for the three months ended September 30, 2004. During the same quarter in 2003 we had no real estate commission revenue.

The Company had loan origination income of $151,744 in the first quarter of fiscal 2004 versus $360,751 in fiscal 2003, a decrease of 57.9%. In addition, we had income from the sale of loans and servicing rights in the amount of $177,556 in the first quarter of fiscal 2004 compared with $158,650 in fiscal 2003, an increase of 11.9%, reflecting the Company's sale of some servicing rights. Revenue from servicing was $3,844 in the first quarter of fiscal 2004 compared with $12,622 in fiscal 2003. This amount reflects the revenue recognized from the servicing rights retained by the Company. We anticipate this amount to change in future periods as the Company continues to increase its holdings in servicing rights or sell them.

Selling, general and administrative expenses for the quarter ended September 30, 2004, were $143,156, and such expenses for the quarter ended September 30, 2003, were $150,723, a decrease of $7,567 or approximately 5%. Selling, general and administrative expenses for 2004 and 2003 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the quarter ended September 30, 2004, were $303,312 compared to $397,507 for the quarter ended September 30, 2003, a decrease of $94,195 or 23.7%. This decrease is mainly attributable to the fact that loan origination were down during this period.

Total operating expenses were $1,194,980 for the three months ended September 30, 2004 and $561,441 for the comparable period in 2003, an increase of $633,539, or approximately 112.4%, mainly due to the fact that real estate commissions were paid to Global Realty agents. Net loss for the quarters ended September 30, 2004 and 2003 were ($15,398) and ($37,198), respectively. As a percentage of revenue, net loss for the three-month period ended September 30, 2004, was (1.31%), as compared to the loss equal to (6.99%) of revenues for the three-month period ended September 30, 2003. The decrease of the net loss over the comparable period can be attributed to the net real estate commission Revenue from the Global Realty network during the quarter.

Liquidity and Capital Resources
-------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the remainder of the fiscal year ending June 30, 2005. Bottomline does expect to continue its plans for expansion for the remainder of the fiscal year ending June 30, 2005, and believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2005.

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal March 31, 2005. The balance of the warehouse facility as of September 31, 2004, was $1,864,174, which matures on March 31, 2005, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in March of 2005. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of March 31, 2005. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

Cash Flow Activities
--------------------

Bottomline had an ending cash balance of $178,048 at September 30, 2004, as compared to $272,599 at June 30, 2004 Management believes that although its cash position has declined, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next twelve months.

Cash used by operating activities was ($47,805) for the three months ended September 30, 2004, as compared to cash provided by operations of $10,528 for the three-month period ended September 30, 2003.

Cash used in investing activities was ($28,759) for the three months ended September 30, 2004, as compared to ($197,266) for the three month period ended September 30, 2003. The significant decrease in cash used in investing activities is due to the restricted cash received upon loan closing for escrow payments that must be maintained by the company servicing the loans and subsequent transfer of the escrowed funds upon sale of the servicing. We began servicing loans in April 2003.

Cash used in financing activities was ($17,987) for the three months ended September 30, 2004, as compared to ($59,435) for the three-month period ended September 30, 2003. The decrease is mainly a result of Bottomline not having any note payable payments during the quarter ended September 30, 2004, whereas in the quarter ended September 30, 2003 Bottomline made net payments of $40,566.

Item 3 Controls and Procedures
------------------------------

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Our independent auditors recorded adjustments related to the consolidation of our subsidiary, Bottomline Mortgage, Inc., and related to the change in minority interest due to the buyback of subsidiary common stock. We are currently assessing the necessary changes in our procedures required to ensure that such adjustments are not required in the future.

(b) Changes in internal controls over financial reporting.

During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II


ITEM 6.  EXHIBITS

(a) The following exhibits are included as part of this report at the location indicated:

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of November, 2004.

                                          By  /s/Buster Williams, Jr.
                                            -----------------------------------
                                                Buster Williams, Jr., President
                                                Chief Executive Officer and
                                                Chief Financial Officer