Form 10QSB
period 2004-12-31
BOTTOMLINE HOME LOAN INC
filed 2005-03-01
CIK 1017130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED DECEMBER 31, 2004

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

                                    Yes XX      No


State the number of outstanding shares of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, $0.001 par value (the only class of voting stock), as of February 23, 2005, was 15,539,000.


Transitional Small Business Disclosure Format (check one):  Yes          No XX

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

ITEM 3.  CONTROLS AND PROCEDURES..............................................18

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS.............................................................19

SIGNATURES....................................................................19

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                      BOTTOMLINE HOME LOAN, INC.
                                            Unaudited Consolidated Balance Sheet

                                                               December 31, 2004

        Assets
        ------

Current assets:
  Cash and cash equivalents                                       $     232,072
  Restricted cash                                                         9,993
  Receivables from sales of loans                                     2,366,280
  Mortgage servicing rights, net                                         48,422
  Prepaids and other current assets                                       3,378
                                                                  --------------

        Total current assets                                          2,660,145

Equity builder finder's fee receivable                                   72,649
Property and equipment, net                                             150,391
Other assets                                                             16,663
                                                                  --------------

                                                                  $   2,899,848
                                                                  --------------

-------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Warehouse line of credit                                        $   2,163,301
  Accounts payable and accrued expenses                                 225,114
  Current maturities of long-term debt                                   19,907
                                                                  --------------

        Total current liabilities                                     2,408,322

Long-term debt                                                           30,942
                                                                  --------------

Total liabilities                                                     2,439,264
                                                                  --------------

Minority interest                                                        70,358
                                                                  --------------

Commitments and contingencies                                                 -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding                               -
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 15,539,000 shares issued and outstanding                 15,539
Additional paid-in capital                                              624,608
Accumulated deficit                                                    (249,921)
                                                                  --------------

        Total stockholders' equity                                      390,226
                                                                  --------------

        Total liabilities and stockholders' equity                $   2,899,848
                                                                  --------------



          See accompanying notes to consolidated financial statements.


                                                                                  BOTTOMLINE HOME LOAN, INC.
                                                              Unaudited Consolidated Statement of Operations


                                                          Three Months Ended          Six Months Ended
                                                              December 31               December 31
                                                        ----------------------------------------------------
                                                            2004         2003         2004          2003
                                                        ----------------------------------------------------

Revenues:
 Income from sale of  loans and servicing rights        $    230,596   $  147,167       408,152  $   305,817
 Origination fee revenue                                     211,149      218,805       362,893      579,556
 Income from sale of servicing portfolio                           -      431,450       115,963      431,450
 Real estate commission revenue                              829,868       88,792     1,527,758       88,792
 Servicing revenue                                             1,495       24,001         5,339       36,623
 Other operating revenue                                      30,938       15,618        62,190       15,618
                                                        ----------------------------------------------------

        Total revenues                                     1,304,046      925,833     2,482,295    1,457,856
                                                        ----------------------------------------------------

Operating expenses:
 Salaries and direct loan costs                              340,327      369,075       643,639      766,582
 Cost of servicing portfolio sold                                  -      273,460        60,688      273,460
 Real estate commissions paid                                790,894       77,692     1,465,551       77,692
 Interest                                                     27,550       10,054        40,717       23,265
 Selling, general and administrative                         135,204      105,902       279,960      256,625
                                                        ----------------------------------------------------

        Total operating expenses                           1,293,975      836,183     2,490,555    1,397,624
                                                        ----------------------------------------------------

        Income (loss) from operations                         10,071       89,650        (8,260)      60,232
                                                        ----------------------------------------------------

Other income (expense):
 Other expense                                                  (627)           -          (627)           -
                                                        ----------------------------------------------------

        Total other income (expense)                            (627)           -          (627)           -
                                                        ----------------------------------------------------

        Net income (loss) before
          minority interest and taxes                          9,444       89,650        (8,887)      60,232

Income tax expense - current                                       -            -             -      (19,287)

Minority share of (income)  loss                              (1,601)     (16,123)        1,332       (7,280)
                                                        ----------------------------------------------------

        Net income (loss)                               $      7,843   $   73,527  $     (7,555) $    33,665
                                                        ----------------------------------------------------

Net income (loss) per common share
  - basic and diluted                                   $       0.00   $     0.00  $      (0.00) $      0.00
                                                        ----------------------------------------------------

Weighted average shares outstanding
  - basic and diluted                                     15,539,000   15,539,000    15,539,000   15,539,000
                                                        ----------------------------------------------------




          See accompanying notes to consolidated financial statements.



                                                                     BOTTOMLINE HOME LOAN, INC.
                                                 Unaudited Consolidated Statement of Cash Flows

                                                                  Six Months Ended December 31,


                                                                      2004           2003
                                                                  -----------------------------
Cash flows from operating activities:
  Net (loss) income                                               $     (7,555)   $      33,665
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Depreciation and amortization                                      14,231            8,402
     Minority interest in net (loss) income                             (1,332)           6,780
     Decrease (increase) in:
       Receivables from sales of loans                                (453,654)       2,015,962
       Equity builder finder's fee receivable                           12,127           49,291
       Mortgage servicing rights                                        (6,204)          70,789
       Other assets                                                         51               98
  Increase (decrease) in:
    Accounts payable and accrued expenses                               53,788           37,273
    Net change in warehouse line of credit                             398,027       (1,941,340)
                                                                  -----------------------------

        Net cash provided by operating activities                        9,479          280,920
                                                                  -----------------------------

Cash flows from investing activities:
  Increase in restricted cash                                           (1,879)        (135,882)
  Purchase of property and equipment                                   (11,971)          (4,762)
                                                                  -----------------------------

        Net cash used in investing activities                          (13,850)        (140,644)
                                                                  -----------------------------

Cash flows from financing activities:
  Net change in note payable                                                 -          (89,618)
  Payments of long-term debt                                           (12,156)         (10,409)
  Buy-back of subsidiary common stock                                  (24,000)         (24,000)
                                                                  -----------------------------

        Net cash used in financing activities                          (36,156)        (124,027)
                                                                  -----------------------------

Net (decrease) increase in cash and cash equivalents                   (40,527)          16,249

Cash and cash equivalents at beginning of period                       272,599          428,261
                                                                  -----------------------------

Cash and cash equivalents at end of period                        $    232,072    $     444,510
                                                                  -----------------------------



          See accompanying notes to consolidated financial statements.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                      December 31, 2004 and 2003



1.   Summary             Nature of Business
     of                  The Company incorporated under the laws of the state of
     Significant         Nevada on February 15, 1996, as  Cyberenergy,  Inc. The
     Accounting          name of the  Company  was  changed to  Bottomline  Home
     Policies            Loan,  Inc.  on  July  20,  2001.  The  Company  was  a
                         developmental  stage company until June 26, 2001,  when
                         it  acquired  76% of the  outstanding  common  stock of
                         Bottomline Mortgage, Inc. The transaction was accounted
                         for as a reverse  acquisition using the purchase method
                         of  accounting,   therefore,   the  historical  results
                         presented  in the  financial  statements  are  those of
                         Bottomline  Mortgage,  Inc., the  accounting  acquirer,
                         through June 27, 2001, after which  historical  results
                         represent the combined entity. The ownership percentage
                         has  increased  to 85%  as a  result  of the  Company's
                         subsidiary  buying back additional shares of its stock.
                         The   Company,   primarily   through  its   subsidiary,
                         Bottomline   Mortgage,   Inc.,   assists   individuals,
                         brokers,  and others in obtaining  long-term trust deed
                         (mortgage)   financing.   The  Company  processes  loan
                         applications,  effects loan underwriting,  and receives
                         purchase   commitments   from   investor   groups   for
                         mortgage-backed  loans  prior  to  funding  the  loans,
                         primarily   at  its   corporate   office  in  Monrovia,
                         California.  Loan  applications  are also solicited and
                         received at an office location in Phoenix, Arizona. The
                         Company's  subsidiary  is  a  loan  correspondent,   as
                         defined by the U.S.  Department  of  Housing  and Urban
                         Development (HUD), and is therefore required to conform
                         to  certain   net  worth,   liquid   assets  and  other
                         conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                         Principles of Consolidation
                         The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 85% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                                       Continued




1.   Summary             Concentration of Credit Risk
     of                  The   Company's   primary   business   is   originating
     Significant         conventional mortgage loans and mortgage loans based on
     Accounting          HUD Title II  regulations.  As an approved HUD Title II
     Policies            loan  correspondent,   the  Company's   subsidiary  HUD
     Continued           mortgages  are  insured  by FHA.  Title II  regulations
                         limit the size of individual  loans to specific  dollar
                         amounts,  and  contain  guidelines  regarding  borrower
                         credit-worthiness.   Company  management  believes  the
                         credit risk associated with specific borrowers and geographic concentrations is not significant.

                         The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         Financial instruments, which potentially subject the Company to concentration of credit risk, include receivables from investors and customers. In the normal course of business, the Company provides credit terms to investors and customers. Accordingly, the Company performs ongoing credit evaluations of investors and customers.

                         Earnings per Share
                         The  computation  of basic earnings per common share is
                         based  on  the  weighted   average   number  of  shares
                         outstanding during each period.

                         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents that would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.
                         Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of December 31, 2004 and 2003, the Company had no common stock equivalents outstanding.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                                       Continued



1.   Summary             Stock-Based Compensation
     of                  The Company accounts for stock-based compensation under
     Significant         the   recognition   and   measurement   principles   of
     Accounting          Accounting Principles Board Opinion No. 25, "Accounting
     Policies            for Stock Issued to Employees"  ("APB Opinion No. 25"),
     Continued           and  related  interpretations.  The Company has adopted
                         SFAS   No.    123,    "Accounting    for    Stock-Based
                         Compensation." In accordance with the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. No stock options were outstanding as of December 31, 2004 and 2003.

                         Mortgage Servicing Rights
                         The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the three months ended December 31, 2004 and 2003.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                                       Continued



1.   Summary             Recognition of Mortgage Fee Income
     of                  Mortgage  fee income  consists  of service  and release
     Significant         premiums, origination fees, processing fees and certain
     Accounting          other income related to mortgages.  For mortgages sold,
     Policies            mortgage fee income and related expenses are recognized
     Continued           at the time the  loan  meets  the  sales  criteria  for
                         financial assets, which are: (1) the transferred assets
                         have been isolated from the Company and its  creditors,
                         (2) the  transferee  (investor) has the right to pledge
                         or exchange the mortgage,  and (3) the Company does not
                         maintain   effective   control  over  the   transferred
                         mortgage loan. The Company does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan, therefore each loan is sold virtually at the same time it is closed, removing exposure to interest rate changes. The loans are sold on a pure pass-through basis, meaning there is no yield differential between the loan rate less servicing fees and the yield to the purchaser of the loan. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at its discretion. This means that title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by the Company, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has transferred, the Company is not exposed to market risk during this time period.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                                       Continued




1.   Summary             Recognition of Mortgage Fee Income - Continued
     of                  In  connection  with the sale of  mortgage  loans,  the
     Significant         Company  may also  sell the  servicing  rights  to such
     Accounting          loans. The Company  recognizes revenue from the sale of
     Policies            such  servicing  rights  when  an  agreement  with  the
     Continued           purchaser of such servicing rights exists, ownership to
                         such  servicing  rights  has  been  transferred  to the
                         purchaser,  the selling price of such servicing  rights
                         is  fixed  or  determinable,   and   collectibility  is
                         reasonable   assured.   The  Company's  contracts  with
                         investors or servicers that purchase these rights require certain warrants and representations by the Company that guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a prorated portion of the service release premium paid to the Company. The
                         Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material. During the three months ended December 31, 2004 and 2003, the Company did not refund any service release premiums to a servicer.

                         Commitment fees received (nonrefundable fees that arise from agreements with borrowers that obligate the Company to make a loan or satisfy an obligation under a specified condition) are initially deferred and recognized as revenue as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                                       Continued



1.   Summary             Real Estate Commission Revenue
     of                  Real estate  commissions are recognized at the point at
     Significant         which all Company  services  have been  performed,  and
     Accounting          title to real property has passed from seller to buyer.
     Policies
     Continued           Recognition of Equity Builder Finder's Fees
                         Equity builder  finder's fees represent fees charged to
                         customers to initiate the Equity  Builder  Program (the
                         program).  The  program  allows  the  customer  to make
                         biweekly payments by automatic transfer,  which results
                         in a quicker loan  payoff.  Equity  builder  revenue is
                         recognized upon the Company receiving confirmation from
                         the  servicing  agent  that the loan  payments  will be
                         processed in  accordance  with the program.  The unpaid
                         balance from the program due from customers at December
                         31,  2004,  was  $72,649,  net  of  the  allowance  for
                         uncollectible  receivables  of $20,000,  which is shown
                         under  the  caption   equity   builder   finder's   fee
                         receivable on the consolidated balance sheet.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                                       Continued



2.   Unaudited           The unaudited financial statements include the accounts
     Financial           of the Company and include all adjustments  (consisting
     Statements          of normal  recurring items) that are, in the opinion of
                         management, necessary to present fairly the financial position as of December 31, 2004, and the results of operations for the periods ended December 31, 2004 and 2003, and cash flows for the periods ended December 31, 2004 and 2003. The results of operations for the period ended December 31, 2004, are not necessarily indicative of the results to be expected for the entire year.

3.   Basis of            The  accompanying   unaudited   consolidated  financial
     Presentation        statements   have  been   prepared  by   management  in
                         accordance  with the  instructions  in Form 10-QSB and,
                         therefore, do not include all information and footnotes
                         required by accounting principles generally accepted in
                         the United States of America and should,  therefore, be
                         read in  conjunction  with the  Company's  Form 10-KSB,
                         filed  with the  Securities  and  Exchange  Commission.
                         These   statements  do  include  all  normal  recurring
                         adjustments that the Company  believes  necessary for a
                         fair  presentation  of  the  statements.   The  interim
                         operations results are not necessarily indicative of the results for the entire year.

4.   Supplemental        During the six months  ended  December  31,  2004,  the
     Disclosure of       Company:
     Cash Flow
     Information            o Reduced minority interest and increased additional
                              paid-in capital by $14,218, due to the buy-back of subsidiary common stock by the subsidiary.

                         During the six months  ended  December  31,  2003,  the
                         Company:

                            o Purchased   equipment   with   a   capital   lease
                              obligation totaling $3,409.

                            o Reduced minority interest and increased additional
                              paid-in capital by $16,003, due to the buy-back of subsidiary common stock by the subsidiary.



        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyberenergy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of our common shares or a 62% interest in our issued and outstanding shares. Bottomline Mortgage, Inc. then became our operating subsidiary effective July 1, 2001. Our ownership percentage has increased to approximately 85% as a result of our purchase of additional shares of our subsidiary. Our executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. References to us in this report include Bottomline Home Loan, Inc. and our subsidiary, Bottomline Mortgage, Inc., unless the context indicates otherwise.

Our operations are conducted through our subsidiary Bottomline Mortgage, Inc. We are an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. We offer a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through six commission-compensated loan originators. We operate primarily as a mortgage banker, underwriting, funding and selling our loan products to various buyers. Operations are conducted from our offices in Monrovia, California, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 15 states in which we are currently approved to originate mortgages. We have loan officers working in Clearwater, Florida, and San Marcos, Texas, who telecommute and close loans through our Monrovia, California, office.

One of the trends affecting the mortgage industry in general and us in particular is the decrease in mortgage refinancing activity resulting from the increase in interest rates. As a result, we have worked to develop other revenue sources. During the quarter ended December 31, 2003, we began to receive revenues from our Global Realty Network. With our President, Buster Williams, Jr., acting as the supervising broker, the Global Realty Network has established agreements with approximately 150 real estate sales agents that pay us a monthly fee and a $350 portion of each sales commission for the use of six satellite offices established by us in the Los Angeles, California area for their use. We are working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

During the six months ended December 31, 2004, we originated approximately $23.0 million in loans, of which 93% were first mortgages and 7.0% were second mortgages made to persons seeking to refinance their residential loans. This represents a decrease of 34%, or $11.9 million, from the loans that closed in the six months ended December 31, 2003.

The increase in interest rates during 2004 continued to show a negative impact on our loan origination volume. The total volume of loans closed decreased 34%. Loan revenues during the first six months of fiscal year 2004 declined from the same period for fiscal year 2003 by $461,099, to $892,347 from $1,353,446. The decline in revenue is a result in our retaining some of the loan servicing on our Fannie Mae loans and a slow down in the volume of loan origination volume on refinance loans originated during the six months ended December 31, 2004. Servicing rights on approximately $35 million of our Fannie Mae loans were sold in the six months ended December 31, 2003. Beginning in April 2003, we decided to retain some of the servicing rights to our Fannie Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the servicing rights in bulk, which we anticipate doing on a once or twice a year basis. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheet under the caption, "mortgage servicing rights, net." This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset is being amortized over the estimated life of the loans. When the servicing rights are sold, these deferred costs will be offset against the proceeds from the sale of such servicing rights. This portfolio of loan servicing rights is shown in the balance sheet as mortgage servicing rights, net at $48,422.

Our net loss was $7,555 for the six months ended December 31, 2004, as compared with net income of $33,665 for the six months ended December 31, 2003.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing in our annual report on Form 10-KSB for the year ended June 30, 2004.

The  following  information  is  based  upon  the  Consolidated   Statements  of
Operations for Bottomline Home Loan, Inc. and Bottomline Mortgage, Inc., our majority-owned subsidiary.

Critical Accounting Policies and Estimates
------------------------------------------

The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and that involve the exercise of judgment or estimates by management.

Revenue Recognition. Income from the sale of loans and servicing rights consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets, which are: (1) the transferred assets have been isolated from us and our creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) we do not maintain effective control over the transferred mortgage loan. We do not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan; therefore, each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at its discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by us, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, we are not exposed to market risk during this time period. We may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Our accounting policy is to reserve for the estimated loan repurchases.

In connection with the sale of mortgage loans, we also may sell the servicing rights to such loans. We recognize revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Our contracts with investors or servicers that purchase these rights require certain warrants and representations by us that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to us. Our accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the six months ended December 31, 2004 and 2003, we did not refund any service release premiums to a servicer.

Commitment  fees  received,   which  are  nonrefundable  fees  that  arise  from
agreements with borrowers that obligate us to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors or when it is evident that the commitment will not be utilized.

Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon our receipt of confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers on December 31, 2004, was $72,649, compared with $102,816 at June 30, 2004, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheet. We stopped initiating customers in the Equity Builder Program in September 2002, and do not anticipate enrolling customers in the future.

Revenue from servicing loans is recognized monthly as the services are performed.

Mortgage Servicing Rights. We originate mortgage loans for sale to the secondary market and sell the loans on either a servicing-retained or servicing-released basis. Mortgage servicing rights represent the right to receive payments from the mortgages, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of servicing rights divided by the total revenue from the origination of the mortgage, including the sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Results of Operations
---------------------

     Three Months Ended December 31, 2004 and 2003

Revenues for the three months ended December 31, 2004, were $1,304,046, compared to revenues of $925,833 for the three months ended December 31, 2003. This increase is mainly due to our decision to hire 70 new commission-only real estate agents for the Global Realty Network, which increased our real estate sales force to 150 agents during this period, and to open three new satellite real estate offices in the Los Angeles, California area. Our real estate commission revenue has increased from $88,792 for the three months ended December 31, 2003, to $829,868 for the same period in 2004. During the three months ended December 31, 2003, all loan servicing rights were sold, with the income from the sale of the loan servicing rights amounting to $431,450 versus no revenue received for the same period in 2004 due to our decision to retain the loan servicing rights until we have a larger portfolio of servicing rights to sell. The income from the sale of servicing portfolio can vary greatly from period to period as we accumulate servicing rights and sell such rights as a portfolio only a few times each year. Our loan origination volume decreased less than 1% from $13.3 million in loans closed during the three months ended December 31, 2003, to $13.1 million in the three months ended December 31, 2004. We believe that we have been able to maintain this loan origination volume as a result of the continuing availability of low mortgage interest rates for home purchases despite the decline in home refinances.

We had loan origination income of $211,149 in the three months ended December 31, 2004, versus $218,805 in the three months ended December 31, 2003, a decrease of 4%. Revenue from servicing was $1,495 in the three months ended December 31, 2004, compared with $24,001 in the three months ended December 31, 2003. This amount reflects the revenue recognized from the servicing rights retained by us. We anticipate this amount to grow in future periods as we continue to increase our holdings in servicing rights.

Selling, general and administrative expenses for the three months ended December 31, 2004, were $135,204, and such expenses for the three months ended December 31, 2003, were $105,902, an increase of $29,302 or approximately 28%. The increase is due mainly to additional costs associated with the opening of three new satellite real estate offices. Selling, general and administrative expenses for 2004 and 2003 consisted of expenses to keep our corporate good standing, fees to transfer agents, and operating expenses, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the three months ended December 31, 2004, were $340,327, compared to $369,075 for the three months ended December 31, 2003, a decrease of $28,748 or 7.8%. This decrease is mainly attributable to fact that fewer loans were originated during this period as compared with the same quarter in 2003.

Total operating expenses were $1,293,975 for the three months ended December 31, 2004, and $836,183 for the comparable period in 2003, an increase of $457,792, or approximately 54.7%. This increase is mainly due to the real estate commissions paid to the commission-only real estate agents at Global Realty Network.

Net income for the three months ended December 31, 2004 and 2003, was $7,843 and $73,527, respectively. As a percentage of revenue, net income for the three-month period ended December 31, 2004, was 0.6%, as compared to the income equal to 7.9% of revenues for the three-month period ended December 31, 2003. The decrease in net income as a percentage of revenue is primarily attributable to increased operating expenses and expenses associated with the opening of the three new satellite real estate offices and a decrease in loan origination volume.

     Six Months Ended December 31, 2004 and 2003

Revenues for the six months ended December 31, 2004, were $2,482,295, compared to revenues of $1,457,856 for the six months ended December 31, 2003. This increase is mainly due to our decision to hire 70 new commission-only real estate agents for the Global Realty Network, which increased our sales force to 150 agents during this period, and to open three new satellite real estate offices in the Los Angeles, California area. We now have a total of six satellite offices in the Los Angeles, California area.

We had loan origination income of $362,893 in the six months ended December 31, 2004, versus $579,556 in the six months ended December 31, 2003, a decrease of 37.4%. In addition, we had income from the sale of loans and servicing rights in the amount of $408,152 in the six months ended December 31, 2004, compared with $305,817 in the six months ended December 31, 2003, an increase of 33.5%, reflecting our sale of servicing rights upon closing some of the loans originated during the six months ended December 31, 2004. Revenue from servicing was $5,339 in the six months ended December 31, 2004, compared with $36,623 in the six months ended December 31, 2003. This amount reflects the revenue recognized from the servicing rights retained by us. We anticipate this amount to grow in future periods as we continue to increase our holdings in servicing rights. We sold servicing rights on approximately $9.3 million of our Fannie Mae loans for $115,963 during the six months ended December 31, 2004, which is shown under the caption "Income from sale of servicing portfolio" on the statement of operations. The income from the sale of servicing rights portfolio can vary greatly from period to period as we accumulate servicing rights and sell such rights as a portfolio a few times a year. Real estate commission revenue from our Global Realty Network was $1,527,758 for the six months ended December 31, 2004, as compared to $88,792 for the six months ended December 31, 2003.

Selling, general and administrative expenses for the six months ended December 31, 2004, were $279,960, and such expenses for the six months ended December 31, 2003, were $256,625, an increase of $23,335, or approximately 9.1%. The increase is due partly to additional costs associated with the opening of three new satellite real estate offices Selling, general and administrative expenses for 2004 and 2003 consisted of expenses to keep our corporate good standing, fees to transfer agents, and operating expenses, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the six months ended December 31, 2004, were $643,639 compared to $766,582 for the six months ended December 31, 2003, a decrease of $122,943 or 16.0%. This decrease is mainly due to the reduction of loan originations during the same period.

Total operating expenses were $2,490,555 for the six months ended December 31, 2004, and $1,397,624 for the comparable period in 2003, an increase of $1,092,931, or approximately 78.2%. This increase is mainly attributable to the real estate commissions paid to the Global Realty Network's commission-only real estate agents.

We had a net loss of $7,555 for the six months ended December 31, 2004, compared with net income of $33,665 for the six months ended December 31, 2003. As a percentage of revenue, net loss for the six-month period ended December 31, 2004, was 0.3%, as compared to net income equal to 2.3% of revenues for the six-month period ended December 31, 2003. This decrease can be attributed to increased operating expenses and expenses associated with the opening of the three new satellite real estate offices and a decrease in loan origination volume.

Liquidity and Capital Resources
-------------------------------

Current cash balances and funds available to us under our working capital credit facilities, in addition to our cash flows from operations, are expected to be sufficient to meet our liquidity requirements at our current level of operations through at least the remainder of the fiscal year ending June 30, 2005. We expect to continue our plans for expansion for the remainder of the fiscal year ending June 30, 2005, and believe that cash flows from operations will support those plans over that time period. At the present, we do not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that we would be able to obtain any additional equity or loan financing if needed. We anticipate that revenue generated from our current operations will provide sufficient funds to satisfy our cash needs through the fiscal year ending June 30, 2005.

Our warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that we maintain a minimum tangible net worth of $275,000 and pay a fee or penalty of 0.25% of 1% in the event that we fail to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal March 31, 2005. The balance of the warehouse facility as of December 31, 2004, was $2,163,301, which matures on March 31, 2005, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. We anticipate rolling over the warehouse credit facility into a new facility that will mature in March of 2006. There can be no assurance that we will be successful in renewing the credit facility on its maturity date of March 31, 2005. If we are not successful in renewing the credit facility, we will be unable to continue our loan origination business.

Cash Flow Activities
--------------------

We had an ending cash balance of $232,072 at December 31, 2004, as compared to $272,599 at June 30, 2004. The decrease in cash is a direct result of the purchase of office equipment and the buyback of our subsidiary's common stock.

Cash provided by operating activities was $9,479 for the six months ended December 31, 2004, as compared to cash provided by operations of $280,920 for the six-month period ended December 31, 2003. The main reason for the decrease is due to the income from the sale of servicing rights portfolio of $115,963 in the six months ended December 31, 2004 as compared to $431,450 in the comparable period of 2003. As noted above, the income from the sale of servicing portfolio can vary greatly from period to period because we accumulate such rights and then sell them as a portfolio only a few times each year. Although by retaining the servicing rights for a period of time our immediate cash flow is negatively impacted, management believes that the ultimate return received upon the sale of a portfolio of servicing rights will be greater than that received by selling servicing rights on a loan-by-loan basis. Management believes that although our cash position is impacted, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next 12 months.

Cash used in investing activities was $13,850 for the six months ended December 31, 2004, as compared to $140,644 for the six-month period ended December 31, 2003. The significant decrease in cash used in investing activities is due to the restricted cash received upon loan closing for escrow payments that must be maintained by the company servicing the loans. We began servicing loans in April 2003.

Cash used in financing activities was $36,156 for the six months ended December 31, 2004, as compared to $124,027 for the six-month period ended December 31, 2003. The decrease is mainly a result of the payment of note payables of $89,618 in 2003.


                         ITEM 3. CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of December 31, 2004, the principal executive/principal financial officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

         During the last fiscal quarter, the Company engaged an outside public accounting firm to assist in the preparation of the financial statements to be included in the Form 10-QSB. There were no other significant changes in the Company's internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included as part of this report at the location indicated:


    Exhibit
    Number                                   Title of Document                                      Location
---------------  ---------------------------------------------------------------------------  ----------------------

   Item 31       Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------------------
    31.01        Certification of Chief Executive Officer and Chief Financial Officer         Attached
                 Pursuant to Rule 13a-14
   Item 32       Section 1350 Certifications
--------------------------------------------------------------------------------------------
    32.01        Certification of Chief Executive Officer and Chief Financial Officer         Attached
                 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 28th day of February, 2005.

                                           BOTTOMLINE HOME LOAN, INC.



                                           By /s/ Buster Williams, Jr.
                                              -------------------------------
                                               Buster Williams, Jr., President
                                               Chief Executive Officer and
                                               Chief Financial Officer