Form 10QSB
period 2005-03-31
BOTTOMLINE HOME LOAN INC
filed 2005-06-02
CIK 1017130

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _____________.


                        Commission file number: 000-31413


                           BOTTOMLINE HOME LOAN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                      88-0356064
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


            201 East Huntington Drive, Suite 202, Monrovia, CA 91016
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (800) 520-5626
                           --------------------------
                           Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 20, 2005, was 15,539,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  14

ITEM 3.  CONTROLS AND PROCEDURES...........................................  19

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  20

SIGNATURES.................................................................  20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                                                                  BOTTOMLINE HOME LOAN, INC.
                                                                      Consolidated Balance Sheet (Unaudited)

                                                                                              March 31, 2005
------------------------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                                                 $         156,126
Restricted cash                                                                                      26,902
Receivables from sales of loans                                                                     818,671
Mortgage servicing rights, net                                                                       92,223
Prepaids and other current assets                                                                     3,365
                                                                                          -----------------

Total current assets                                                                              1,097,287

Equity builder finder's fee receivable                                                               69,547
Property and equipment, net                                                                         145,025
Other assets                                                                                         19,688
                                                                                          -----------------

                                                                                          $       1,331,547
                                                                                          =================

------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Warehouse line of credit                                                                  $         741,428
Accounts payable and accrued expenses                                                               153,291
Current maturities of long-term debt                                                                 22,380
                                                                                          -----------------

Total current liabilities                                                                           917,099

Long-term debt                                                                                       22,678
                                                                                          -----------------

Total liabilities                                                                                   939,777
                                                                                          -----------------

Minority interest                                                                                    56,455
                                                                                          -----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding                                                               -
Common stock, $.001 par value, 500,000,000 shares
authorized; 15,539,000 shares issued and outstanding                                                 15,539
Additional paid-in capital                                                                          618,586
Accumulated deficit                                                                                (298,810)
                                                                                          -----------------

Total stockholders' equity                                                                          335,315
                                                                                          -----------------

Total liabilities and stockholders' equity                                                $       1,331,547
                                                                                          =================



See accompanying notes to consolidated financial statements.                                               3

                                                                                      BOTTOMLINE HOME LOAN, INC.
                                                                Consolidated Statement of Operations (Unaudited)
----------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended          Nine Months Ended
                                                                   March 31                  March 31
                                                       -------------------------------------------------------
                                                             2005          2004         2005          2004
                                                       -------------------------------------------------------
Revenues and income:

  Income from sale of  loans and servicing rights         $  168,427    $  202,597   $  576,579    $  508,414
  Origination fee revenue                                    194,896       257,544      557,789       837,100
  Income from sale of servicing portfolio                          -       243,277      115,963       674,727
  Real estate commission revenue                             650,590       388,970    2,178,348       477,762
  Servicing revenue                                            4,447         6,773        9,786        43,396
  Other operating revenue                                     33,004        16,534       95,194        32,152
                                                       -------------------------------------------------------

      Total revenues and income                            1,051,364     1,115,695    3,533,659     2,573,551
                                                       -------------------------------------------------------

Operating expenses:
 Salaries and direct loan costs                              309,068       444,039      952,707     1,210,621
 Cost of servicing portfolio sold                                  -       132,789       60,688       406,249
 Real estate commissions paid                                626,635       351,100    2,092,186       428,792
 Interest                                                     24,483        19,337       65,200        42,602
 Selling, general and administrative                         147,979       150,826      427,939       404,072
                                                       -------------------------------------------------------

      Total operating expenses                             1,108,165     1,098,091    3,598,720     2,492,336
                                                       -------------------------------------------------------

        Income (loss) from operations                        (56,801)       17,604      (65,061)       81,215
                                                       -------------------------------------------------------

Other income (expense):
  Other expense                                                  (13)        3,379         (640)          929
                                                       -------------------------------------------------------

      Total other income (expense)                               (13)        3,379         (640)          929
                                                       -------------------------------------------------------

      Net income (loss) before
       minority interest and taxes                           (58,068)       20,983      (65,701)       82,144

Income tax expense - current                                       -             -            -       (19,287)

Minority share of (income)  loss                               6,324        (3,944)       9,257       (11,224)
                                                       -------------------------------------------------------

Net income (loss)                                         $  (51,744)   $   17,039   $  (56,444)   $   51,633
                                                       =======================================================

Net income (loss) per common share
  - basic and diluted                                     $    (0.00)   $     0.00   $    (0.00)   $     0.00
                                                       =======================================================

Weighted average shares outstanding
  - basic and diluted                                     15,539,000    15,539,000   15,539,000    15,539,000
                                                       =======================================================


See accompanying notes to consolidated financial statements.                                                4

                                                                                     BOTTOMLINE HOME LOAN, INC.
                                                               Consolidated Statement of Cash Flows (Unaudited)

                                                                                    Nine Months Ended March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                     2005             2004
                                                                              --------------------------------
Cash flows from operating activities:
  Net (loss) income                                                              $   (56,444)     $    33,665
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                     21,347            8,402
    Minority interest in net loss                                                     (9,257)           6,780
    Decrease (increase) in:
      Receivables from sales of loans                                              1,093,955        2,015,962
      Equity builder finder's fee receivable                                          15,229           49,291
      Mortgage servicing rights                                                      (50,005)          70,789
      Other assets                                                                    (2,961)              98
    Increase (decrease) in:
      Accounts payable and accrued expenses                                          (18,035)          37,273
      Net change in warehouse line of credit                                      (1,023,846)      (1,941,340)
                                                                              --------------------------------

        Net cash (used in) provided by operating activities                          (30,017)         280,920
                                                                              --------------------------------

Cash flows from investing activities:
  Increase in restricted cash                                                        (18,788)        (135,882)
  Purchase of property and equipment                                                 (13,721)          (4,762)
                                                                              --------------------------------

        Net cash used in investing activities                                        (32,509)        (140,644)
                                                                              --------------------------------

Cash flows from financing activities:
  Net change in note payable                                                               -          (89,618)
  Payments of long-term debt                                                         (17,947)         (10,409)
  Buy-back of subsidiary common stock                                                (36,000)         (24,000)
                                                                              --------------------------------

        Net cash used in financing activities                                        (53,947)        (124,027)
                                                                              --------------------------------

Net decrease in cash and cash equivalents                                           (116,473)          16,249

Cash and cash equivalents at beginning of period                                     272,599          428,261
                                                                              --------------------------------

Cash and cash equivalents at end of period                                       $   156,126      $   444,510
                                                                              ================================


See accompanying notes to consolidated financial statements.                                                 5

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements

                                                         March 31, 2005 and 2004
--------------------------------------------------------------------------------

1.  Summary of    Nature of Business
    Significant
    Accounting    The Company incorporated under the laws of the State of Nevada
    Policies      on February 15, 1996 as Cyberenergy, Inc. The name of the
                  Company was changed to Bottomline Home Loan, Inc. on July 20,
                  2001. The Company was a developmental stage company until June
                  26, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements are those of Bottomline Mortgage, Inc., the accounting acquirer, through June 27, 2001, after which historical results represent the combined entity. The ownership percentage has increased to approximately 86% as a result of the Company's subsidiary buying back additional shares of its stock. The Company, primarily through its subsidiary, Bottomline Mortgage, Inc., assists individuals, brokers, and others in obtaining long-term trust deed
                  (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage-backed loans prior to funding the loans, primarily at its corporate office in Monrovia, California. Loan applications are also solicited and received at office locations in Phoenix, Arizona, and San
                  Marcos, Texas. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                  Through a division of Bottomline Home Loan, Inc., dba Global Realty, Inc., the Company acts as a real estate broker. Global Realty Network has established agreements with approximately 150 real estate sales agents that pay us a monthly fee and a $350 portion of each sales commission for the use of six satellite offices established by us in the Los Angeles, California area for their use. We are working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

                  Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 86% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

                                                      BOTTOMLINE HOME LOAN, INC.
                            Notes to Unaudited Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Summary of    Estimates
    Significant
    Accounting    The preparation of financial statements in conformity with
    Policies      accounting principles generally accepted in the United States
    Continued     of America requires management to make estimates and
                  assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

    Significant
    Accounting    The computation of diluted earnings per common share is based
    Policies      on the weighted average number of shares outstanding during
    Continued     the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of March 31, 2005 and 2004, the Company had no common stock equivalents outstanding.

                  Stock-Based Compensation

                  For the stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB No. 25, pro forma footnote disclosures required by SFAS No. 123 are not applicable during the periods presented as no options were granted or vested during these periods.

1.  Summary of    Recent Accounting Pronouncements
    Significant
    Accounting    In December 2004, the Financial Accounting Standards Board
    Policies      ("FASB") issued Financial Accounting Standard No. 123(R),
    Continued     Share-Based Payment, an amendment of FASB No. 123 and 95. SFAS
                  No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based
                  Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005, however, the Securities and Exchange Commission has deferred this date for public companies. The new rule allows companies to implement SFAS No. 123(R) no later than the quarter beginning July 1, 2006. The Company currently has no granted options outstanding. The Company anticipates adopting the modified prospective method of SFAS No. 123(R) on July 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

                  Mortgage Servicing Rights

                  The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using

    Significant
    Accounting    market-based assumptions. Any impairment of a grouping is
    Policies      reported as a valuation allowance. There were no impairment
    Continued     charges incurred during the three months ended March 31, 2005 and 2004.

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

1.  Summary of    Recognition of Mortgage Fee Income - Continued
    Significant
    Accounting    In connection with the sale of mortgage loans, the Company may
    Policies      also sell the servicing rights to such loans. The Company
    Continued     recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The
                  Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material.
                  During the three months ended March 31, 2005 and 2004, the Company did not refund any service release premiums to a servicer.

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

1.  Summary of    Real Estate Commission Revenue
    Significant
    Accounting    Real estate commissions are recognized at the point at which
    Policies      all Company services have been performed, and title to real
    Continued     property has passed from seller to buyer. The Company has
                  performed an analysis of EITF Issue 99-19, and determined that the gross commission should be recorded as revenue and the amounts paid to the agents should be recorded as a separate expense.

                  Income Taxes

                  Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

2.  Basis of      The accompanying unaudited consolidated financial statements
    Presentation  have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Company's Form
                  10-KSB, filed with the Securities and Exchange Commission.
                  These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the entire year.

3.  Supplemental  During the nine months ended March 31, 2005, the Company:
    Disclosure of
    Cash Flow              o Reduced minority interest and increased additional
    Information              paid-in capital by $20,195, due to the buy-back of
                             subsidiary common stock by the subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyberenergy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of our common shares or a 62% interest in our issued and outstanding shares. Bottomline Mortgage, Inc. then became our operating subsidiary effective July 1, 2001. Our ownership percentage has increased to approximately 86% as a result of our purchase of additional shares of our subsidiary. Our executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. References to us in this report include Bottomline Home Loan, Inc. and our subsidiary, Bottomline Mortgage, Inc., unless the context indicates otherwise.

Our operations are conducted through our subsidiary Bottomline Mortgage, Inc. We are an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. We offer a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through six commission-compensated loan originators. We operate primarily as a mortgage banker, underwriting, funding and selling our loan products to various buyers. Operations are conducted from our offices in Monrovia, California, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 14 states in which we are currently approved to originate mortgages. We have loan officers working in San Marcos, Texas, who telecommute and close loans through our Monrovia, California office.

One of the trends affecting the mortgage industry in general and us in particular is the decrease in mortgage refinancing activity resulting from the increase in interest rates. Our net (loss) income for the three months ended March 31, 2005, and March 31, 2004, was ($51,744) and $17,039, respectively, while the net (loss) income for the nine months ended March 31, 2005, and March 31, 2004 was ($56,444) and $51,633, respectively. Management believes this change in our results of operations is caused by the continued decrease in loan origination income during the periods, which is a function of the increases in interest rates.

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

During the nine months ended March 31, 2005, Bottomline originated approximately $36.04 million in loans, of which 94.5% were first mortgages and 5.5% were second mortgages made to persons seeking to refinance their residential loans. This represents a decrease of 26.9%, or $13.26 million, from the loans that closed in the nine months ended March 31, 2004.

The increase in interest rates during 2005 continued to show a negative impact on Bottomline's loan origination volume. The total volume of loans closed decreased 26.9%. Total revenues during the first nine months of this fiscal year 2005 increased from the same period for fiscal year 2004 by $960,108, to $3,533,659 from $2,573,551. The increase in revenue is a result of the real estate commission revenue of $2,178,348, due to the expansion of the Global Realty Network during the nine months ended March 31, 2005. In the same period in 2004, the real estate commission revenue was $477,762. Beginning in April

2003, we decided to retain the servicing rights to our Fannie Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the servicing rights in bulk, which we anticipate doing on a once or twice a year basis. The revenues for the nine months ended March 31, 2005 were $115,963, a decrease from $674,727 in the nine months ended March 31, 2004. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheet under the caption, "mortgage servicing rights, net." This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset is being amortized over the estimated life of the loans. When the servicing rights are sold, these deferred costs will be offset against the proceeds from the sale of such servicing rights.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing in our annual report on Form 10-KSB.

The following information is based upon the Consolidated Statements of Operations for Bottomline Home Loan, Inc. and Bottomline Mortgage, Inc.

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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectability is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the nine months ended March 31, 2005 and 2004, Bottomline did not refund any service release premiums to a servicer.

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

Real estate commissions are recognized at the point at which all of our services have been performed and title to the real property has passed from the buyer to the seller. The Company has performed an analysis of EITF Issue 99-19, and determined that the gross commission should be recorded as revenue and the amounts paid to the agents should be recorded as a separate expense.

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

Results of Operations - Three Months Ending March 31, 2005 and 2004

Revenues for the three months ended March 31, 2005, were $1,051,364, compared to revenues of $1,115,695 for the three months ended March 31, 2004. The decrease is mainly due to the retention of servicing in the quarter, whereas servicing rights pertaining to a $19 million portfolio were sold in 2004. The sales in 2004 resulted in $243,277 of income from the sale of the servicing portfolio. As explained above, the decision to temporarily retain the loan servicing rights permits us to retain a revenue stream until we sell the servicing rights in bulk on a once or twice a year basis. Our loan origination volume decreased 25.6% from $14.3 million in loans closed during the quarter ended March 31, 2004, to $12.4 million in the quarter ended March 31, 2005. We believe this decrease is a result of the continuing increase in mortgage interest rates.

We had loan origination income of $194,896 in the third quarter of fiscal 2005 versus $257,544 in fiscal 2004, a decrease of 24.3%. In addition, we had income from the sale of loans and servicing rights in the amount of $168,427 in the third quarter of fiscal 2005 compared with $202,597 in fiscal 2004, a decrease of 16.9%. Revenue from servicing was $4,447 in the third quarter of fiscal 2005 compared with $6,773 in the same period of fiscal 2003. Real Estate Commission revenue from our Global Realty Network was $650,590 for the quarter ended March 31, 2005 as compared to $388,970 the same period 2004, reflecting an increase of 67.3%.

Selling, general and administrative expenses for the quarter ended March 31, 2005, were $147,979, and such expenses for the quarter ended March 31, 2004, were $150,826, a decrease of $2,847 or approximately 1.89%. Selling, general and administrative expenses for 2005 and 2004 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the quarter ended March 31, 2005, were $309,068 compared to $444,039 for the quarter ended March 31, 2004, a decrease of $134,971 or 30.4%. This decrease is mainly attributable to fact that fewer loans were originated during this period as compared with the same quarter in 2004.

Total operating expenses were $1,108,165 for the three months ended March 31, 2005, and $1,098,091 for the comparable period in 2004, an increase of $10,074, or less than one percent.

Net income (loss) for the quarters ended March 31, 2005 and 2004, was ($51,744) and $17,039, respectively. As a percentage of revenue, net loss for the three-month period ended March 31, 2005, was 4.92%, as compared to the income equal to 1.5% of revenues for the three-month period ended March 31, 2004. The movement from net income to a net loss over the comparable period can be attributed to the decrease in loan origination volume during the quarter.

Results of Operations - Nine Months Ending March 31, 2005 and 2004

Revenues for the nine months ended March 31, 2005, were $3,533,659, compared to revenues of $2,573,551 for the nine months ended March 31, 2004. This increase is mainly due to our decision to hire 70 new commission-only real estate agents for the Global Realty Network, a division of Bottomline Home Loan, Inc., which increased our sales force to 150 agents during this period, and to open three new satellite real estate offices in the Los Angeles, California area. We now have a total of six satellite offices in the Los Angeles, California area.

The Company had loan origination income of $557,789 in the first nine months of fiscal 2005 versus $837,100 in the first nine months of fiscal 2004, an decrease of 33.4%. In addition, we had income from the sale of loans and servicing rights in the amount of $576,579 in the first nine months of fiscal 2005 compared with $508,414 in fiscal 2004, reflecting our sale of servicing rights to some of the loans originated during the nine months ended March 31, 2005. Revenue from servicing was $9,786 in the first nine months of fiscal 2005 compared with $43,396 in fiscal 2004. This amount reflects the revenue recognized from the servicing rights retained by the Company. We anticipate this amount to grow in future periods as the Company continues to increase its holdings in servicing rights. We sold servicing rights on approximately $9.3 million of our Fannie Mae loans for $115,963 during the nine months ended March 31, 2005, which is shown under the caption "Income from sale of servicing portfolio" on the statement of operations. Income from the sale of servicing portfolio in the nine months ended March 31, 2004 was $674,727. This amount can vary widely from quarter to quarter depending on when we sell our servicing rights portfolios. Real estate commission revenue from our Global Realty Network was $2,178,348 for the nine months ended March 31, 2005, as compared to $477,762 for the nine months ended March 31, 2004.

Selling, general and administrative expenses for the nine months ended March 31, 2005, were $427,939, and such expenses for the nine months ended March 31, 2004, were $404,072, an increase of $23,867 or approximately 5.9%. Selling, general and administrative expenses for 2005 and 2004 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the nine months ended March 31, 2005, were $952,707 compared to $1,210,621 for the nine months ended March 31, 2004, a decrease of $257,941 or 21.3%. This decrease is mainly attributable to the reduction in loan origination volume.

Total operating expenses were $3,598,720 for the nine months ended March 31, 2005, and $2,492,336 for the comparable period in 2004, a increase of $1,106,384, or approximately 44.4%. This increase is mainly attributable to the real estate commissions paid and costs associated with the Global Realty Network.

We had a net loss of ($56,444) for the nine months ended March 31, 2005, compared with net income of $51,633 for the nine months ended March 31, 2004. As a percentage of revenue, net loss for the nine month period ended March 31, 2005, was 1.5%, as compared to net income equal to 2.0% of revenues for the nine-month period ended March 31, 2004. This decrease can be attributed to increased operating expenses and one-time expenses associated with the opening of the three new satellite real estate offices as well as the decrease in loan origination volume.

Liquidity and Capital Resources

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

Our warehouse facility or line of credit presently used to fund loans, in the amount of $3 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that we maintain a minimum tangible net worth of 15 to 1 and pay a fee or penalty of 0.25% of 1% in the event that we fail to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal June 30, 2005. The balance of the warehouse facility as of March 31, 2005, was $741,428, which matures on June 30, 2005, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. We anticipate rolling over the warehouse credit facility into a new facility that will mature in June 2006, as we have done on an annual basis since the date of original Master Loan Warehousing Agreement. There can be no assurance that we will be successful in renewing the credit facility, however, and if we are not successful in renewing the credit facility or replacing it with a new credit facility, we will be unable to continue our loan origination business.

Cash Flow Activities

We had an ending cash balance of $156,126 at March 31, 2005, as compared to $352,833 at March 31, 2004. The decrease in cash is a direct result of the retention of servicing rights on Fannie Mae loans and the subsequent sale of servicing rights on approximately $9.3 million of Fannie Mae loans in December of 2004. In previous periods, such servicing rights were sold at the same time the loan was sold, and we received immediate cash flow from the sale of the servicing rights. Although by retaining the servicing rights for a period of time our immediate cash flow is negatively impacted, management believes that the ultimate return received upon the sale of a portfolio of servicing rights will be greater than that received by selling servicing rights on a loan-by-loan basis. Management believes that although our cash position is impacted, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next 12 months.

Cash used in operating activities was ($30,017) for the nine months ended March 31, 2005, as compared to cash provided by operations of $120,002 for the nine month period ended March 31, 2004.

Cash used in investing activities was ($32,509) for the nine months ended March 31, 2005, as compared to ($48,182) for the nine month period ended March 31, 2004. The decrease in cash used in investing activities is due to the restricted cash received upon loan closing for escrow payments that must be maintained by the company servicing the loans. We began servicing loans in April 2003.

Cash used in financing activities was ($53,947) for the nine months ended March 31, 2005, as compared to ($147,248) for the nine month period ended March 31, 2004. The decrease is mainly a result of the net change in note payables of $0 as compared to $97,757 in 2004, a result of the payoff of the equity builder notes with Valley Bank and Trust.

Forward-Looking Statements

This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as described in this report. These forward-looking statements are only predictions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.


ITEM 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive and Finanical Officer (our "Certifying Officer"), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II


ITEM 6. EXHIBITS

         Exhibits: The following exhibits are included as part of this report at the location indicated:

             SEC
 Exhibit  Reference
  Number    Number                Title of Document                   Location
--------- ---------- ------------------------------------------------ ----------

 Item 31             Rule 13a-14(a)/15d-14(a) Certifications
--------- ---------- ------------------------------------------------ ----------
  31.01        31    Certification of Chief Executive Officer and     Attached
                     Chief Financial Officer Pursuant to Rule 13a-14

 Item 32             Section 1350 Certifications
--------- ---------- ------------------------------------------------ ----------
  32.01        32    Certification of Chief Executive Officer and     Attached
                     Chief Financial Officer Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of May 2005.

                                            BOTTOMLINE HOME LOAN, INC.



                                            By   /s/ Buster Williams, Jr.
                                               ---------------------------------
                                               Buster Williams, Jr., President
                                               Chief Executive Officer and
                                               Chief Financial Officer