Form 10KSB
period 2005-06-30
BOTTOMLINE HOME LOAN INC
filed 2005-10-12
CIK 1017130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                     for the fiscal year ended June 30, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  N/A
     Title of each class        Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, Par Value $0.001
                                 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    [X]                  No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State issuer's revenues for its most recent fiscal year. THE ISSUER'S TOTAL CONSOLIDATED REVENUES FOR THE FISCAL YEAR ENDED JUNE 30, 2005 WERE $ 5,305,740.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AT SEPTEMBER 28, 2005, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE (THE ONLY CLASS OF VOTING STOCK), WAS 45,539,000.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
           PART I

Item 1.    Description of Business.............................................1

Item 2.    Description of Property.............................................5

Item 3.    Legal Proceedings...................................................5

Item 4.    Submission of Matters to a Vote of Security Holders.................5

           PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities..........6

Item 6.    Management's Discussion and Analysis or Plan of Operation...........6

Item 7.    Financial Statements...............................................12

Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................12

Item 8A.   Controls and Procedures............................................12

Item 8B.   Other Information..................................................13

           PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................13

Item 10.   Executive Compensation.............................................14

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................15

Item 12.   Certain Relationships and Related Transactions.....................16

Item 13.   Exhibits...........................................................17

Item 14.   Principal Accountant Fees and Services.............................18

           Signatures.........................................................18

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

GENERAL
-------

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth and through operation of Internet mortgage web sites. Bottomline Home Loan, Inc. initially acquired a 76% ownership interest in Bottomline Mortgage, Inc., which is now operated as a subsidiary of the Bottomline Home Loan, Inc. That ownership percentage has increased to 87% as a result of the Company's purchase of additional shares of its subsidiary. See
Item 12. Certain Relationships and Related Transactions.

OPERATION OF BUSINESS AFTER ACQUISITION
---------------------------------------

The primary operations of the Company consist of the mortgage banking business conducted by Bottomline Mortgage, Inc., a majority owned subsidiary of Bottomline Home Loan, Inc. As a mortgage bank, Bottomline generates revenue through the origination and subsequent sale of funded loans. This revenue is made up of a net gain on the sale of the loans and origination fees. The origination fees include loan-related fees consisting of origination points, application, documentation and processing fees paid by the borrower.

Bottomline, through its Global Realty division, is also a licensed real estate broker. Global Realty is a network of over 175 commissioned real estate agents that work under Bottomline's real estate license in Southern California. The agents pay Global Realty a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close. The Global Realty network is a source of additional mortgage loan referrals as the agents within the network refer many of their customers to Bottomline of their mortgage needs.

The primary expenses for Bottomline's operations consist of salaries and benefits paid to employees; occupancy and equipment costs; internet-related expenses, including licensing and participation fees, advertising costs, marketing, promotion, data processing and communication costs and real estate commissions. A substantial portion of these expenses are variable in nature. Commissions paid to loan originators and real estate agents are extremely variable, while other salaries and benefits fluctuate from quarter to quarter based on Bottomline's assessment of the appropriate levels of non-loan originator staffing, which correlate to the current level of loan origination volume and the internal perception of future loan origination volume.

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

Interest rates and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to changes in the interest rate environment over recent months, Bottomline's historical performance may not be indicative of results in future interest rate environments. Recent net losses or profits by Bottomline may distort some ratios and financial statistics and may make period-to-period comparisons difficult.

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

Bottomline's network of residential loan buyers allows it to identify specific loan features, to identify a loan buyer that will purchase loans with specific features and to select a buyer that will accept the lowest yield for loans with those features. As a result, Bottomline is able to offer a wide range of products that are competitively priced and that have many different features to suit customer's needs.

Bottomline is presently handling the following types of loans:

         CONFORMING AND GOVERNMENT-INSURED FIXED RATE LOANS. These mortgage loans conform to the underwriting standards established BY FEDERAL NATIONAL MORTGAGE ASSOCIATION ("FANNIE MAE")or the Federal Home Loan Mortgage Corporation (commonly referred to as "Freddie Mac"). This product is limited to high quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration (VA). Bottomline has been designated by the U.S. Department of Housing and Urban Development
         (HUD) as a loan correspondent under which loans are insured by the FHA and as a supervised lender of loans partially guaranteed by the VA, allowing Bottomline to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower credit worthiness, property value and property condition.

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

         HOME EQUITY AND SECOND MORTGAGE LOANS. These loans are generally secured by second liens on real property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high credit profiles. Home equity lines generally provide for a 10 or 15 year draw period in which the borrower withdraws needed cash and pays interest only, followed by a 10 to 20 year repayment period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 10 to 25 years.

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

Bottomline is subject to audit requirements by the various federal and state agencies that regulate the type of loans involved in Bottomline's operations. To date, these audits have not revealed any material violations and Bottomline has not been subject to any sanction, limitation, or penalty as a result of this oversight. The internal controls and operations of Bottomline are designed to insure compliance with all of these regulations, preparation of all required documents and disclosures, and compliance with limitations on interest rates and charges, all as dependent upon the particular location of a borrower.

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

EMPLOYEES
---------

As of September 20, 2005, have a total of 192 employees, independent contractors and staff. The breakdown is as follows, 175 Commission real estate agents, who are independent contractors, 6 full-time commission-only loan originators and 9 salaried production staff, plus two management staff (Buster Williams, Jr. and his son, David Williams).

ITEM 2.  DESCRIPTION OF PROPERTY

Bottomline currently maintains its executive offices at 201 East Huntington Drive, Suite 202, Monrovia, California 91016. The building is owned by Addmaster Corporation, at 201 East Huntington Drive, Monrovia, CA. 91016, a nonrelated California Corporation. Bottomline pays annual rent of $77,220 for the use of this 3,900 square foot office location.

Bottomline also maintains six small satellite offices in Southern California for use by the members of the Global Realty Network for meetings with clients. Bottomline pays an aggregate of $43,907 in annual rent for these six offices.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Bottomline currently has no public trading market. Bottomline has been working to have a Form 211 filed in an effort to obtain a listing on the Nasdaq
Stock Market Over-the-Counter Bulletin Board (OTCBB) to create a public market. However, there is no guarantee that Bottomline will obtain a listing on the OTCBB or that a public market for Bottomline's securities will develop or, if such a market does develop, that it will continue, even if a listing on the OTCBB is obtained.

RECORD HOLDERS
--------------

Bottomline Home Loan, Inc.'s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, of which 45,539,000 are issued and outstanding as of September 28, 2005. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES
-------------------------------------------

On June 30, 2005, Bottomline issued 30,000,000 shares of its common stock to its president, Buster Williams, Jr., and his wife, Mei Chen, for cash of $800,000, or $0.02667 per share. No general solicitation was used and the purchasers consented to a restrictive legend on the certificates to be issued and to the placing of stop-transfer instructions with Bottomline's transfer agent. This transaction was conducted in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 6 commission-compensated loan originators and a network of 175 Real Estate agents. Operations are conducted from Company offices in Monrovia, California, Phoenix, Arizona, which operate as community loan centers and call centers to service the 12 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. During fiscal year 2005, Bottomline originated approximately $53,913,337 in loans, of which 92% were first mortgages and 8% were second mortgages made to persons seeking to refinance their residential loans. During the fiscal year 2004, approximately $65,322,658 in loans were originated, of which 95% were first mortgages and 5% were second mortgages to owners seeking to refinance. Bottomline's last fiscal year of operation, July 1, 2004, to June 30, 2005, has shown a very positive impact from the continuing recruitment of Real Estate Agents into our Global Realty network during the last year. Bottomline's revenues for the year ended June 30, 2005, indicate that total revenues are up 43% over the same period in 2004. Total revenues for the year ended June 30, 2005, were $5,305,740 versus $3,699,333 for the same period a year earlier. Bottomline's net loss decreased during its latest fiscal year from a net loss of ($44,625) in 2004 to a net loss of ($11,906) in 2005.

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

Prior to the funding of any loan by Bottomline, it forwards a complete loan file to the investor to underwrite and approve the loan. Its underwriters or its delegated underwriters input the complete loan information into the investor's automated underwriting system, such as Fannie Mae's Desktop Underwriter, Indy Mac's E-mits system or Countrywide's CLOUT. Once Bottomline has an approved loan with all conditions as called for by the findings report on these automated underwriting systems, Bottomline sells the loan to the investor or takes a commitment to deliver each loan to the investor within a predetermined amount of days, usually 15 days or less. The warehouse bank will not advance funds without a commitment and written underwriting approval from the investor. We then draw the loan documents and fund the loan with our warehouse line of credit. Within 24 to 48 hours, we ship the closed loan file to the investor and it completes the purchase of the loan by forwarding the proceeds to our warehouse bank to pay down the line of credit. Once the warehouse bank deducts the advanced proceeds of the loan, plus any warehouse fees and interest, it transfers the remaining balance of proceeds to our general account. This entire process from commitment to delivery and purchase by the investor of the closed loan is normally completed within 15 days.

NEW ACCOUNTING PRONOUNCEMENTS.
------------------------------

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments," Which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting form changes in market interest rates. The adoption of this SAB did not have a significant impact on The Company's Consolidated Statement of Financial Condition or Consolidated State of Net Earnings.

In March 2004, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) supplemented EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" EITF 03-1 provides guidance to evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-01-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1,"which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. In November 2004, the FASB announced that the recognition provisions of EITF Issue 03-1 would not be effective in 2004.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS123R). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That the cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25. For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have no effect.

Global Realty is a wholly owned division of Bottomline and currently is a network of 175 commissioned real estate agents that work under our real estate license in southern California. The agents are primarily performing residential real estate sales and pay Global a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close. They refer many of their customers to Bottomline for their mortgage needs and receive an additional commission for the referral.

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

For the period 1998 through 2005, inflation has been relatively low, and we believe it has not had a material effect on Bottomline's results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans that Bottomline originates. This impact would adversely affect Bottomline's future results of operations.

Seasonality affects the mortgage banking business of Bottomline as loan originations are typically at their lowest levels during the fall and winter quarters due to a reduced level of home buying activity during the colder months. Loan originations typically increase during the warmer months, beginning in March and continuing through October. As a result of these trends, Bottomline may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters of the calendar year.

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

REVENUE RECOGNITION. Income from the sale of loans and servicing rights consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets, which are: (1) the transferred assets have been isolated from Bottomline and its creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) Bottomline does not maintain effective control over the transferred mortgage loan. Bottomline does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan; therefore, each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at its discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by Bottomline, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, Bottomline is not exposed to market risk during this time period. Bottomline may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Bottomline's accounting policy is to reserve for the estimated loan repurchases. During the fiscal years ended June 30, 2005 and 2004, Bottomline did not record any loan repurchase expenses.

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the fiscal years ended June 30, 2005 and 2004, Bottomline recorded service release premiums to a servicer of $0 and $6,586 respectively.

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2005 and 2004, was $48,725 and $84,776, net allowance for uncollectible receivables of $40,000 and $20,000, respectively, which is shown under the caption "Equity Builder finder's fee receivable" on the consolidated balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

Revenue from servicing loans is recognized monthly as the services are performed.

Bottomline originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Mortgage servicing rights represent the right to receive payments from the mortgages, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of servicing rights divided by the total revenue from the origination of the mortgage, including the sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2005 and 2004.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2005, COMPARED WITH
----------------------------------------------------------------------------
JUNE 30, 2004
-------------

REVENUES
--------

Bottomline had $5,305,740 in revenue for the year ended June 30, 2005, and had $3,699,333 in revenue for the year ended June 30, 2004. This increase is primarily a result of Real Estate Commissions earned from Global Realty. During fiscal 2005, we originated approximately $54 million of loans versus approximately $65 million in fiscal 2004, a decrease of 17%.

Bottomline had loan origination income and interest income of $809,305 in fiscal 2005 versus $1,088,112 in fiscal 2004, a decrease of 26%. In addition, we had income from the sale of loans and servicing rights in the amount of $898,067 in fiscal 2005 compared with $683,355 in fiscal 2004, an increase of 31%. We had income from the sale of servicing portfolios of $255,836 compared to $674,727, respectively of the years ended June 2005 and 2004. The majority of the servicing rights were sold during the 2005 fiscal year, thus resulting in income from the sale of servicing portfolio.

We recognized servicing revenue of $16,708 and $38,315, respectively during the years ended June 30, 2005 and 2004, respectively.

During fiscal 2005, we focused our efforts on loan origination and establishing the Global Realty network, therefore or revenues from Real Estate Commission Revenue increased from $1,161,203 in 2004 to $3,192,886 in 2005. We currently have over 175 real estate agents that operated under our real estate license in California. Other revenues totaled $132,938 and $53,621, respectively, for the years ended June 30, 2005 and 2004. Other revenues consist primarily of monthly desk fees and web site set-up fees charged to our real estate agents. The increase in other revenues is due to the increase in number of real estate agents that we have.

EXPENSES
--------

Selling, general and administrative expenses for the fiscal year ended June 30, 2005, were $612,191 and such expenses for the fiscal year ended June 30, 2004, were $550,100, an increase of $62,091 or 12%. Selling, general and administrative expenses for 2005 and 2004 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the year ended June 30, 2005, were $1,383,613 compared to $1,646,034 for the year ended June 30, 2004, a decrease of $262,421 or 16%. This decrease is attributable to a decrease in employees and other expenses related to a decrease in the number and amount of loans processed during the year ended June 30, 2005, compared to the similar period ended June 30, 2004. Interest expenses of $97,439 for the year ended June 30, 2005, compared to $58,418 for 2004. This decrease of $39,021 or 67% is a result of increase in loan balances and slower turn times on our warehouse line of credit used for funding of loans and an increase in the interest rate charged on the warehouse line of credit due to the raise in the prime rate.

Total operating expenses for the year ended June 30, 2005, were $5,319,244, compared to $3,734,740 for the year ended June 30, 2004, an increase of $1,584,504, or 43%, resulting primarily from Real Estate commissions paid and other factors as stated.

LOSSES/GAINS
------------

The Company had a net loss of $11,906 for the year period ended June 30, 2005, compared to net loss of $44,625 for the fiscal year ended June 30, 2004. The net loss for the current year is a reflection of decreased business resulting from reduction in number of loans originated for refinance during the year. The amount of loan originations by Bottomline decreased from $65,322,658 for the fiscal year ended June 30, 2004, to $53,913,337 for the fiscal year ended June 30, 2005. In addition, the cost associated with the recruiting of real estate agents to build the Global Realty network to 175 agents during the last year.

LIQUIDITY AND CAPITAL RESOURCES OF BOTTOMLINE HOME LOAN, INC.
-------------------------------------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the next 12 months following the filing of this Form 10-KSB. Bottomline does expect to continue its plans for expansion and for the next 12 months believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2006.

Bottomline's warehouse facility or line of credit used to fund loans, was $3 million as of June 30, 2005, This warehouse facility was renewed as of August 31, 2005 in the amount of $5 million, with an interest rate of prime plus 0.75%, with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $350,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated April 8, 2003, and is up for renewal August 31, 2006. The balance of the warehouse facility as of June 30, 2005, was $2,998,849, which matures on August 31, 2006, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. And personal guarantees of the President and Vice-President of Bottomline. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in August of 2006. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of August 31, 2006. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

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

ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended June 30, 2005, are attached hereto as F-1 through F-19.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Bottomline evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 as of June 30, 2005. Based upon that evaluation, Bottomline's chief executive officer and chief financial officer has concluded that Bottomline's disclosure controls and procedures were effective.

There have been no changes in Bottomline's internal controls or financial reporting in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Bottomline's internal control over financial reporting, and there were no corrective actions regarding significant deficiencies or material weaknesses.

ITEM 8B. OTHER INFORMATION

On June 30, 2005, Bottomline issued 30,000,000 shares of restricted common stock to its president, Buster Williams, Jr., for $800,000 in cash. See Part II, Item
5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals constitute the Company's executive officers and directors as of September 20, 2005:

                  Name                 Age           Position
                  ----                 ---           --------

         Buster Williams, Jr.           52           President and Director
         David Williams                 30           Vice President and Director

Buster Williams, Jr. founded Bottomline Mortgage, Inc. in 1989 and has served as its Chairman of the Board and Chief Executive Officer since that time. He was also the largest stockholder until he sold his interest to Bottomline Home Loan, Inc. His responsibilities with Bottomline Home Loan, Inc. include strategic planning for the Company as well as overseeing the day-to-day operations. Prior to his employment with Bottomline Mortgage Inc., Mr. Williams was a licensed real estate broker, general contractor, appraiser and developer of real estate over a 25-year period of time. For the three years from 1986 to 1989, he managed the real property division of the Department of Economic Security of the State of Arizona with 300+ facilities and a monthly budget of over $15 million.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended June 30, 2005, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have not filed, on a timely basis, reports required by Section 16(a) of the Exchange Act:

Buster Williams filed the required report on Form 4 disclosing his acquisition of 30,000,000 of Bottomline's common stock for $800,000 in cash on October 11, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and noncash compensation in excess of $100,000 paid or accrued by officers of the Company during the fiscal years ended June 30, 2005 and 2004:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                     ------------------------------------
                                        ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                                ------------------------------------ ------------------------ -----------
           (a)            (b)       (c)         (d)         (e)          (f)         (g)         (h)          (i)
                                                           OTHER                  SECURITIES
                                                           ANNUAL     RESTRICTED  UNDERLYING                  ALL
                                                          COMPEN-       STOCK      OPTIONS/      LTIP        OTHER
        NAME AND                                           SATION       AWARD(S)    SARS        PAYOUTS      COMPEN-
   PRINCIPAL POSITION     YEAR  SALARY ($)   BONUS ($)     ($)(1)        ($)        (#)           ($)       SATION ($)
  ---------------------- ------------------- ----------- ----------- ------------ ----------- ----------- ------------
  Buster Williams, Jr.    2005          $0           --     $99,110          --           --          --          --
    CEO and Director      2004     148,000           --     $24,978          --           --          --          --

---------------
(1)  Compensation disclosed under this column is transaction-based, resulting from services performed as a real estate agent or loan officer.

We have not entered into written employment agreements with our executive officers.

COMPENSATION OF DIRECTORS
-------------------------

Both of our directors are employees of the Company and are not compensated as directors in addition to the compensation they receive as employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of September 20, 2005, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of September 20, 2005, there were 45,539,000 shares of common stock issued and outstanding.

                 NAME OF PERSON OR GROUP                  NATURE OF OWNERSHIP(1)       AMOUNT        PERCENT
                 -----------------------                  ----------------------       ------        -------
PRINCIPAL STOCKHOLDERS:
  Buster Williams Jr(1).................................  Common Stock               38,439,445        84
  201 E. Huntington Drive, Suite 202
  Monrovia, CA 91016

  David J. Williams(2)..................................  Common Stock                2,761,322         6
  201 E. Huntington Drive, Suite 202
  Monrovia, Ca. 91016

DIRECTORS:
  Buster Williams, Jr.(1)...............................  Common Stock               38,439,445        84
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  David Williams(2).....................................  Common Stock                2,761,322         6
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  ALL EXECUTIVE OFFICERS AND
  DIRECTORS AS A GROUP (2 PERSONS):.....................  Common Stock               41,200,777        90


--------------------------------------------------------------------------------
(1) Consists of 30,000,000 shares held by Buster Williams, Jr. and Mei Chen, as JT, 8,145,688 shares held by Buster Williams, Jr., and 293,757 shares held by his wife, Mei Chen. Buster Williams, Jr., is the President and a director of the Company and the father of David Williams.
(2) Consists of 2,504,285 shares held by David Williams and 257,037 shares held by his wife, Caitlin Williams. David Williams is a director of the Company and the son of Buster Williams, Jr.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2005 Buster Williams, Jr.the CEO of the company and his wife Mei Chen purchased an additional 30,000,000 shares of common stock in Bottomline Home Loan, Inc. at a price of $.0.02667 per share, a total of $800,000 cash.

In June of 2000 Bottomline Mortgage, Inc. sold its real estate office to the Company's CEO in exchange for forgiveness of $50,000 of debt. On June 27, 2004, the CEO sold the real estate office back to Bottomline Mortgage for $50,000. The entire purchase price was assigned to the fixed assets of the real estate office.

As a result of a settlement agreement with a minority stockholder of Bottomline Mortgage, Inc., Buster Williams, Jr., in his personal capacity, agreed to purchase 715,000 shares of stock in that entity from the minority stockholder over a 30-month period. During the fiscal year ended June 30, 2005, Mr. Williams purchased 175,000 shares of stock pursuant to that agreement for a price of $0.24 per share. During that period, Bottomline purchased 175,000 of those shares from Mr. Williams at a price of $0.24 per share in an effort to increase its ownership interest in its subsidiary. As a result, at June 30, 2005, Bottomline's ownership interest in its subsidiary increased from approximately 76% to approximately 87%.

ITEM 13. EXHIBITS

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

     10.03       Stock Purchase Agreement between and among Cyberenergy, Inc. and Torchmail      Incorporated by
                 Communications, Inc. dated June 2001                                            reference(2)

    ITEM 23      CONSENTS OF EXPERTS AND COUNSEL
     23.01       Consent of Mendoza Berger & Co.                                                 Attached

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

____________________
(1) Incorporated by reference from the registration statement on Form 10-SB filed August 30, 2000, SEC File No. 000-31413.
(2) Incorporated by reference from the annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed September 21, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

The aggregate fees billed by Mendoza Berger & Company for professional services rendered for the audit of Bottomline's annual financial statements for the fiscal year ended June 30, 2005, were $20,791.18. The aggregate fees billed by Tanner & Co., LC, for professional services rendered for the audit of Bottomline's annual financial statements for the fiscal year ended June 30, 2004, and for the reviews of the financial statements included in Bottomline's quarterly reports on Form 10-QSB for that fiscal year, were $18,710.21.

Audit Related Fees

Mendoza Berger & Company did not bill Bottomline for any professional services that were reasonably related to the performance of the audit or review of financial statements for the fiscal year ended June 30, 2005, that are not included under audit fees above. Tanner & Co., LC, did not bill Bottomline for any professional services that were reasonably related to the performance of the audit or review of financial statements for the fiscal year ended June 30, 2004, that are not included under audit fees above.


Tax Fees

The aggregate fees billed by Mendoza Berger & Company for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2005, were $-0-. The aggregate fees billed by Tanner, Co., LC for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2004, were $1,375.00. [Those fees were charged for tax compliance in connection with the preparation of the tax returns for the years ended June 30, 2005, and June 30, 2004.]

All Other Fees

Mendoza Berger & Company did not perform any services for Bottomline or charge any fees other than the services described above under "Audit Fees" [and "Tax Fees"] for the fiscal year ended June 30, 2005. Tanner & Co., LC, 2004, did not perform any services for Bottomline or charge any fees other than the services described above under "Audit Fees" [and "Tax Fees"] for the fiscal year ended June 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of September, 2005.


                                             Bottomline Home Loan, Inc.

                                             /s/ Buster Williams, Jr.
                                             ------------------------
                                             Name: Buster Williams, Jr.
                                             Title: President and CEO



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                           -----                            ----

/s/ Buster Williams, Jr.   President, CEO and Director        September 28, 2005
------------------------
Buster Williams, Jr.


/s/ David Williams         Vice President and Director        September 28, 2005
------------------------
David Williams

                         BOTTOMLINE HOME LOAN, INC.
                         CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders' of Bottomline Home Loan, Inc.

We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. (a Nevada corporation) as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Bottomline Home Loan, Inc. as of June 30, 2004, were audited by other auditors whose report dated August 11, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MENDOZA BERGER & COMPANY, L.L.P.



Irvine, California
September 27, 2005


                                                           BOTTOMLINE HOME LOAN, INC.
                                                          Consolidated Balance Sheets

                                                                             June 30,
-------------------------------------------------------------------------------------

                                                              2005           2004
                                                           -----------    -----------
ASSETS

Current assets:
  Cash and cash equivalents                                $ 1,066,428    $   272,599
  Restricted cash                                               52,240          8,114
  Receivables from sales of loans                            3,206,115      1,912,626
  Mortgage servicing rights, net                                11,397         42,218
  Prepaids and other current assets                             42,487          4,005
                                                           -----------    -----------
     Total current assets                                    4,378,667      2,239,562

Property and equipment, net                                    154,353        152,651
Equity builder finder's fee receivable, net                     48,725         84,776
Other assets                                                    13,312         16,087
                                                           -----------    -----------
     Total assets                                          $ 4,595,057    $ 2,493,076
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Warehouse line of credit                                 $ 2,998,849    $ 1,765,274
  Accounts payable and accrued expenses                        308,200        171,326
  Current portion of capital lease obligations                  17,690         25,060
                                                           -----------    -----------
     Total current liabilities                               3,324,739      1,961,660

Capital lease obligations, net of current portion               30,691         37,945
                                                           -----------    -----------

     Total liabilities                                       3,355,430      1,999,605
                                                           -----------    -----------

Minority interest                                              174,797         85,907

Commitments and contingencies                                       --             --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized; 0 shares issued and outstanding                    --             --
  Common stock, $.001 par value, 500,000 shares
     authorized; 45,539,000 and 15,539,000 shares issued
     and outstanding in 2005 and 2004, respectively             45,539         15,539
  Additional paid-in capital                                 1,273,563        634,391
  Accumulated deficit                                         (254,272)      (242,366)
                                                           -----------    -----------
     Total stockholders' equity                              1,064,830        407,564
                                                           -----------    -----------

     Total liabilities and stockholders' equity            $ 4,595,057    $ 2,493,076
                                                           ===========    ===========


-------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                        1



                                                           BOTTOM LINE HOME LOAN, INC.
                                                 Consolidated Statements of Operations

                                                                  Years Ended June 30,
--------------------------------------------------------------------------------------

                                                              2005             2004
                                                          ------------    ------------
Revenues:
  Income from sale of loans and servicing rights          $    898,067    $    683,355
  Origination fee revenue                                      809,305       1,088,112
  Income from sale of servicing portfolio                      255,836         674,727
  Real estate commission revenue                             3,192,886       1,161,203
  Servicing revenue                                             16,708          38,315
  Other revenue                                                132,938          53,621
                                                          ------------    ------------
     Total revenues                                          5,305,740       3,699,333
                                                          ------------    ------------

Operating expenses:
  Salaries and direct loan costs                             1,383,613       1,646,034
  Cost of servicing portfolio sold                             166,361         378,965
  Real estate commissions paid                               3,059,640       1,101,223
  Interest                                                      97,439          58,418
  General and administrative                                   612,191         550,100
                                                          ------------    ------------
     Total operating expenses                                5,319,244       3,734,740
                                                          ------------    ------------
     Loss from operations                                      (13,504)        (35,407)
                                                          ------------    ------------
Other income (expense):
  Other income                                                    (340)            929
                                                          ------------    ------------
     Total other income (expense)                                 (340)            929
                                                          ------------    ------------
     Net loss before minority interest and taxes               (13,844)        (34,478)

Income tax expense                                                  --         (19,287)
Minority share of loss                                           1,938           9,140
                                                          ------------    ------------
Net loss                                                  $    (11,906)   $    (44,625)
                                                          ============    ============

Net loss per common share - basic and diluted             $         --    $         --
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     15,621,191      15,539,000
                                                          ============    ============

--------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                         2



                                                                                                     BOTTOMLINE HOME LOAN, INC.
                                                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             YEARS ENDED JUNE 30, 2005 AND 2004
-------------------------------------------------------------------------------------------------------------------------------


                                         PREFERRED STOCK         COMMON STOCK         ADDITIONAL
                                         -----------------------------------------     PAID-IN     ACCUMULATED
                                         SHARES AMOUNT     SHARES         AMOUNT       CAPITAL       DEFICIT         TOTAL
                                         --------------------------------------------------------------------------------------

Balance, July 1, 2003                      -   $   --    15,539,000   $    15,539   $   656,506    $  (197,741)   $   474,304

Buy-back of subsidiary common stock        -       --            --            --       (48,000)            --        (48,000)

Change in minority interest due
to buy-back of subsidiary stock            -       --            --            --        25,885             --         25,885

Net loss                                   -       --            --            --            --        (44,625)       (44,625)
                                         --------------------------------------------------------------------------------------

Balance, June 30, 2004                     -       --    15,539,000        15,539       634,391       (242,366)       407,564

Buy-back of subsidiary common stock        -       --            --            --       (40,000)            --        (40,000)

Change in minority interest due
to buy-back of subsidiary stock
and capital infusion                       -       --            --            --       (90,828)            --        (90,828)

Issuance of stock to a related party for
cash                                       -       --    30,000,000        30,000        770,000            --        800,000

Net loss                                   -       --            --            --            --        (11,906)       (11,906)
                                         --------------------------------------------------------------------------------------

Balance, June 30, 2005                     -   $   --    45,539,000   $    45,539   $ 1,273,563    $  (254,272)    $1,064,830
                                         ======================================================================================

-------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                  3


                                                                      BOTTOMLINE HOME LOAN, INC.
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED JUNE 30,
------------------------------------------------------------------------------------------------


                                                                      2005              2004
                                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (11,906)     $    (44,625)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                     23,620            28,463
     Bad debt expense on equity finder's fee receivable                20,000            20,000
     Minority interest in net income (loss)                            (1,938)           (9,140)
     Decrease (increase) in:
       Receivables from sales of loans                             (1,293,489)        1,725,921
       Equity builder finder's fee receivable                          16,051            47,331
       Prepaid and other current assets                               (38,482)             (929)
       Mortgage servicing rights                                       30,821            97,059
       Other assets                                                     2,775            (1,760)
     Increase (decrease) in:
       Accounts payable and accrued expenses                          136,874           (92,699)
       Net change in warehouse line of credit                       1,233,575        (1,696,698)
                                                                  ------------------------------

         Net cash provided by operating activities                    117,901            72,923
                                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in restricted cash                             (44,126)            9,795
   Purchase of property and equipment                                 (13,822)          (71,160)
                                                                  ------------------------------

         Net cash used in investing activities                        (57,948)          (61,365)
                                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable                                                 --           (97,757)
   Payments of capital lease obligations                              (26,124)          (21,463)
   Buy-back of subsidiary common stock                                (40,000)          (48,000)
   Proceeds from issuance of stock                                    800,000                 -
                                                                  ------------------------------

         Net cash provided by (used in) financing activities          733,876          (167,220)
                                                                  ------------------------------

Net increase (decrease) in cash and cash equivalents                  793,829          (155,662)

Cash and cash equivalents at beginning of year                        272,599           428,261
                                                                  ------------------------------

Cash and cash equivalents at end of year                           $1,066,428       $   272,599
                                                                  ------------------------------

------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                   4

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS

       The Company was incorporated under the laws of the State of Nevada on February 15, 1996 as CyberEnergy, Inc. The name of the Company was changed to Bottomline Home Loan, Inc. on May 4, 2001. The Company was a developmental stage company until June 27, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition, therefore, the historical results presented in the financial statements are those of Bottomline Mortgage, Inc., the accounting acquirer, through June 27, 2001, after which historical results represent the combined entity. The ownership percentage has increased from 76% to 86% as a result of the Company's purchase of additional shares of its subsidiary. The Company, primarily through its subsidiary, Bottomline Mortgage, Inc., assists individuals, brokers, and others in obtaining long-term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage backed loans prior to funding the loans, primarily at its corporate office in Monrovia, California. Loan applications are also solicited and received at a office location in Phoenix, Arizona. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

       The Company, through its Global Realty division, is a licensed real estate broker. Global Realty is a network of over 175 commissioned real estate agents that work under the Company's real estate license in Southern California. The agents pay Global Realty a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 87%-owned subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

--------------------------------------------------------------------------------
                                                                               5

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

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

       RESTRICTED CASH

       The Company holds cash in a custodial bank account for the payment of tax and insurance impounds on loans serviced by the Company. These funds are transferred at the time of sale of the loan or servicing rights to the investor which purchases them.

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

--------------------------------------------------------------------------------
                                                                               6

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued


       EARNINGS PER SHARE - CONTINUED

       The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of June 30, 2005 and 2004, the Company had no common stock equivalents outstanding.

       MORTGAGE SERVICING RIGHTS AND RECEIVABLES FROM SALES OF LOANS

       The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2005 and 2004.

--------------------------------------------------------------------------------
                                                                               7

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued


       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Depreciation and amortization on property and equipment and capital leases are computed on the straight-line method over the estimated useful lives of the assets, which are estimated to be between four and seven years or term of the capital lease. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of fixed assets are reflected in the Statement of Income.

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

--------------------------------------------------------------------------------
                                                                               8

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued


       RECOGNITION OF MORTGAGE FEE INCOME - CONTINUED

       In connection with the sale of mortgage loans, the Company may also sell the servicing rights to such loans. The Company recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material, therefore no reserves have been established. During the years ended June 30, 2005 and 2004, the Company did not refund any service release premiums to a servicer.

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

--------------------------------------------------------------------------------
                                                                               9

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued


       REAL ESTATE COMMISSION REVENUE

       Real estate commissions are recognized at the point at which all Company services have been performed, and title to real property has passed from seller to buyer.

       RECOGNITION OF EQUITY BUILDER FINDER'S FEES

       Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2005 and 2004 was $48,725 and $84,776, net of the allowance for uncollectible receivables of $40,000 and $20,000, respectively, which is shown under the caption "equity builder finder's fee receivable" on the balance sheet.

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

--------------------------------------------------------------------------------
                                                                              10

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued


       STOCK BASED COMPENSATION

       The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. As of June 30, 2005 and 2004 the Company did not have any stock options outstanding.

       ADVERTISING

       The Company expenses advertising costs as they are incurred. During the years ended June 30, 2005 and 2004, the Company had advertising expenses aggregating to $9,199 and $32,764, respectively.

       NEW ACCOUNTING PRONOUNCEMENTS

       In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments," Which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting form changes in market interest rates. The adoption of this SAB did not have a significant impact on The Company's Consolidated Statement of Financial Condition or Consolidated State of Net Earnings.

       In March 2004, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) supplemented EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" EITF 03-1 provides guidance to evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-01-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1,"which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. In November 2004, the FASB announced that the recognition provisions of EITF Issue 03-1 would not be effective in 2004.

--------------------------------------------------------------------------------
                                                                              11

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS123R). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That the cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25. For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have no effect.


2. PROPERTY AND EQUIPMENT

       Property and equipment consists of the following as of June 30:


                                                   2005          2004
                                             ----------------------------------

            Furniture and equipment          $        319,697 $         249,890
            Less accumulated depreciation            (165,344)          (97,239)
                                             ----------------------------------

                                             $        154,353 $         152,651
                                             ==================================
            Depreciation expense for 2005 and 2004 was $23,620 and $28,463, respectively.

--------------------------------------------------------------------------------
                                                                              12

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


3. WAREHOUSE LINE OF CREDIT

       The Company has a warehouse line of credit with an available limit of $3,000,000. The line bears an interest rate of prime plus .5% (6.75% and 4.75% at June 30, 2005 and 2004, respectively) and matures on June 30, 2006. The line of credit is primarily secured by mortgage notes and proceeds from the sale of mortgage notes and is personally guaranteed by the chief executive officer and a vice president of the Company. At times, the bank has, at their discretion, elected to advance an amount above the available limit on the warehouse line of credit. The outstanding balance of the line of credit was $2,998,849 and $1,765,274, respectively, as of June 30, 2005 and 2004.


4. CAPITAL LEASE OBLIGATION

       Capital lease obligations consists of the following

                                                 2005                2004
                                           -----------------------------------
          Capitalized lease obligations    $          48,381  $        63,005
          Less current portion                       (17,690)         (25,060)
                                           -----------------------------------

          Capital lease obligations        $          30,691  $        37,945
                                           ===================================

          Future maturities of capital lease obligations are as follows:

          YEAR ENDING JUNE 30:
          --------------------
               2006             $           17,690
               2007                         16,267
               2008                         10,559
               2009                          2,670
               2010                          1,195
                                -------------------

                                $           48,381
                                ===================


5. LEASE OBLIGATIONS

       The Company leases certain equipment under noncancellable capital leases. These leases expire between 2006 and 2008.

       Equipment under the leases consists of the following as of June 30:

                                                   2005             2004
                                             -----------------------------------
          Office equipment                   $        104,021 $          92,521

          Less accumulated amortization               (39,358)          (22,545)
                                             -----------------------------------

                                             $         64,663 $          69,976
                                             ===================================

       Amortization expense for the equipment under capital leases was approximately 16,000 and $15,000 for the years ended June 30, 2005 and 2004, respectively.


--------------------------------------------------------------------------------
                                                                              13

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

5. LEASE OBLIGATIONS Continued


             YEAR ENDING JUNE 30:
             --------------------

                      2006                             $          22,360
                      2007                                        18,809
                      2008                                        11,523
                      2009                                         2,940
                      2010                                         1,225
                                                       ------------------

                                                                  56,857
             Less amount representing interest                    (8,476)
                                                       ------------------

             Present value of future minimum capital
               lease obligations                       $          48,381
                                                       ==================

       The Company leases office space and equipment under non-cancelable operating leases. Future minimum operating lease payments are approximately as follows:


                          YEAR ENDING JUNE 30:
                          --------------------
                               2006           $         139,000
                               2007                     106,000
                               2008                      13,000
                                              ------------------

                                              $         258,000
                                              ==================

       Total rent expense related to these non-cancelable operating leases for the years ended June 30, 2005 and 2004, was approximately $118,000 and $131,000, respectively.

       The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons at June 30:

                                                   2005            2004
                                             --------------------------------
        Federal income tax benefit
          at statutory rate                  $         4,000  $       20,000
        Meals and entertainment                            -         (1,000)
        Change in estimate of net
          operating loss                                   -               -
        State taxes paid due to suspension
          of use of net operating losses                   -        (19,287)
        Change in valuation allowance                (4,000)        (19,000)
                                             --------------------------------

        Net income tax provision             $             -  $     (19,287)
                                             ===============================

--------------------------------------------------------------------------------
                                                                              14

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

6. INCOME TAXES Continued

       Deferred tax assets (liabilities) are comprised of the following as of June 30:

                                           2005             2004
                                    ----------------------------------

            Depreciation            $       (33,000) $        (28,000)
            Net operating loss               62,000            53,000
            Valuation allowance             (29,000)          (25,000)
                                    ----------------------------------

                                    $             -  $              -
                                    ==================================

       At June 30, 2005, the Company has net operating loss carryforwards available to offset future taxable income of approximately $123,000, which will begin to expire 2019. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the changes in ownership.

       A valuation allowance has been recorded to offset the net deferred tax asset due to the uncertainty surrounding its realization.


7. COMMITMENTS AND CONTINGENCIES

       SALES OF LOANS WITH RECOURSE

       The Company has agreements with investors that purchase mortgage notes from the Company. These agreements contain certain recourse provisions. In general, the Company is required to repurchase loans in the event of circumstances including:

       o      Failure to deliver original documents specified by the investor.

       o      The existence of fraud in the origination of the loan.

       o The borrower becomes delinquent during the first 3 to 12 months after the loan is sold.

       The Company did not incur any loan repurchase expenses during the years ended June 30, 2005 and 2004, respectively. No provision has been included in the financial statements for future loan repurchases because such amounts are not considered material.

--------------------------------------------------------------------------------
                                                                              15

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


7. COMMITMENTS AND CONTINGENCIES Continued

       LITIGATION

       The Company may become or is subject to investigations, claims or lawsuits ensuing out of conduct of its business. The Company is currently not aware of any such items, which it believes could have a material adverse effect on its financial position.


8. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company estimates that the fair value of all financial instruments at June 30, 2005 and 2004, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.


9. CONCENTRATION OF REVENUES

       The Company sold materially all of its loans to three investors during the years ended June 30, 2005 and 2004.


10. RELATED PARTY TRANSACTIONS

       During the year ended June 30, 2005, the CEO of the Company bought 30,000,000 shares of Bottomline Home Loan stock for $800,000 cash.

       In June of 2000 Bottomline Mortgage, Inc. sold its real estate office to the Company's CEO in exchange for forgiveness of $50,000 of debt. On June 27, 2004 the CEO sold the real estate office back to Bottomline Mortgage for $50,000. The entire purchase price was assigned to the fixed assets of the real estate office.

       During the year ended June 30, 2003, the CEO of the Company bought 715,000 shares of Bottomline Mortgage, Inc.'s stock from a shareholder for $170,000. The Company entered into an agreement with the CEO to buy all of those shares on a best efforts basis over a period of approximately 30 months. During the year ended June 30, 2005, the Company purchased 175,000 shares for $40,000 from the CEO. During the year ended June 30, 2004 the Company purchased 200,000 shares for $48,000 from the CEO.

--------------------------------------------------------------------------------
                                                                              16

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       During the years ended June 30,


                                                     2005            2004
                                              ----------------------------------
                         Cash paid for:
                              Interest        $        97,439 $          58,418
                                              ==================================

                              Income taxes    $             - $          19,287
                                              ==================================

       During the year ended June 30, 2005 the Company:

       o Acquired property and equipment in exchange for capital leases of $11,500.

       o Decreased minority interest and increased additional paid in capital by $21,172, due to the buyback of subsidiary stock by the subsidiary, which was offset by an increase in minority interest and decreased additional paid in capital by $112,000, due to a capital contribution from the Company to its subsidiary.

       During the year ended June 30, 2004 the Company:

       o Acquired property and equipment in exchange for capital leases of $24,882.

       o Reduced minority interest and increased additional paid in capital by $25,885, due to the buyback of subsidiary stock by the subsidiary.


--------------------------------------------------------------------------------
                                                                              17