Form 10QSB
period 2005-09-30
BOTTOMLINE HOME LOAN INC
filed 2005-11-22
CIK 1017130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2005

[] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

                                 Yes [ ] No [X]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 11, 2005, was 45,539,000.

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

ITEM 3.  CONTROLS AND PROCEDURES...............................................

                                     PART II

ITEM 6.  EXHIBITS..............................................................

SIGNATURES.....................................................................

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                                      BOTTOMLINE HOME LOAN, INC.
                                           Unaudited Consolidated Balance Sheets


                                                    September 30,     June 30,
--------------------------------------------------------------------------------

     ASSETS                                              2005            2005
     ------                                         ----------------------------

Current assets:
  Cash and cash equivalents                          $   859,259    $ 1,066,428
  Restricted cash                                         12,328         52,240
  Receivables from sales of loans                      2,910,835      3,206,115
  Mortgage servicing rights, net                          33,607         11,397
  Prepaids and other current assets                        3,528         42,487
                                                    ----------------------------

    Total current assets                               3,819,557      4,378,667

Property and equipment, net                              142,732        154,353
Equity builder finder's fee receivable, net               42,858         48,725
Other assets                                              13,312         13,312
                                                    ----------------------------

    Total assets                                     $ 4,018,459    $ 4,595,057
                                                    ============================


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Warehouse line of credit                           $ 2,686,014    $ 2,998,849
  Accounts payable and accrued expenses                  176,034        308,200
  Current maturities of long-term debt                    17,690         17,690
                                                    ----------------------------

    Total current liabilities                          2,879,738      3,324,739

Long-term debt                                            26,937         30,691
                                                    ----------------------------

    Total liabilities                                  2,906,675      3,355,430
                                                    ----------------------------

Minority interest                                        134,485        174,797
                                                    ----------------------------

Commitments and contingencies                                  -              -

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares           -              -
    authorized; 0 shares issued and outstanding
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 45,539,000 and 15,539,000 shares
    issued and outstanding in 2005 and 2004,
    respectively                                          45,539         45,539
  Additional paid-in capital                           1,259,814      1,273,563
  Accumulated deficit                                   (328,054)      (254,272)
                                                    ----------------------------

    Total stockholders' equity                           977,299      1,064,830
                                                    ----------------------------

    Total liabilities and stockholders' equity       $ 4,018,459    $ 4,595,057
                                                    ============================

                                                        BOTTOMLINE HOME LOAN, INC.
                                   Unaudited Consolidated Statements of Operations

                                                                Three Months Ended
                                                                     September 30,
----------------------------------------------------------------------------------

                                                         2005             2004
                                                    ------------------------------
Revenues:
  Income from sale of loans and servicing rights     $    345,350    $    177,556
  Origination fee revenue                                 291,243         151,744
  Income from sale of servicing portfolio                   5,005         115,963
  Real estate commission revenue                        1,132,974         697,890
  Servicing revenue                                           740           3,844
  Other revenue                                            40,227          31,252
                                                    ------------------------------

    Total revenues                                      1,815,539       1,178,249
                                                    ------------------------------

Operating expenses:
  Salaries and direct loan costs                          546,258         303,312
  Cost of servicing portfolio sold                          5,005          60,688
  Real estate commissions paid                          1,091,029         674,657
  Interest                                                 69,292          13,167
  General and administrative                              187,661         144,756
                                                    ------------------------------

    Total operating expenses                            1,899,245       1,196,580
                                                    ------------------------------

    Loss from operations                                  (83,706)        (18,331)
                                                    ------------------------------

Other expense:
  Other expense                                              (137)              -
                                                    ------------------------------

    Total other expense                                      (137)              -
                                                    ------------------------------

    Net loss before minority interest
      and taxes                                           (83,843)        (18,331)

Income tax expense                                              -               -

Minority share of loss                                     10,061           2,933
                                                    ------------------------------

Net loss                                             $    (73,782)   $    (15,398)
                                                    ==============================

Net loss per common share
  - basic and diluted                                $          -    $          -
                                                    ==============================

Weighted average shares outstanding
  - basic and diluted                                  45,539,000      15,539,000
                                                    ==============================


                                          4

                                                                 BOTTOMLINE HOME LOAN, INC.
                                            Unaudited Consolidated Statements of Cash Flows

                                                                         Three Months Ended
                                                                              September 30,
-------------------------------------------------------------------------------------------

                                                                    2005           2004
                                                               ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $   (73,782)   $   (15,398)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    11,621          7,115
    Minority interest in net loss                                   (10,061)        (2,933)
    Decrease (increase) in:
      Receivables from sales of loans                               295,280       (111,817)
      Equity builder finder's fee receivable                          5,867          6,755
      Prepaid and other current assets                               38,959           (576)
      Mortgage servicing rights                                     (22,210)       (27,360)
    Increase (decrease) in:
      Accounts payable and accrued expenses                        (132,166)        (2,491)
      Net change in warehouse line of credit                       (312,835)        98,900
                                                               ----------------------------

        Net cash used in operating activities                      (199,327)       (47,805)
                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash                             39,912        (23,499)
  Purchase of property and equipment                                      -         (5,259)
                                                               ----------------------------

        Net cash provided by (used in) investing activities          39,912        (28,758)
                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                         (3,754)        (5,988)
  Buy-back of subsidiary common stock                               (44,000)       (12,000)
                                                               ----------------------------

        Net cash used in financing activities                       (47,754)       (17,988)
                                                               ----------------------------

Net decrease in cash and cash equivalents                          (207,169)       (94,551)

Cash and cash equivalents at beginning of year                    1,066,428        272,599
                                                               ----------------------------

Cash and cash equivalents at end of year                        $   859,259    $   178,048
                                                               ============================


                                             5

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF     NATURE OF BUSINESS
     SIGNIFICANT    The Company incorporated under the laws of the State of
     ACCOUNTING     Nevada on February 15, 1996 as CyberEnergy, Inc. The name of
     POLICIES       the Company was changed to Bottomline Home Loan, Inc. on
                    July 20, 2001. The Company was a developmental stage company until June 26, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements are those of Bottomline Mortgage, Inc., the accounting acquirer, through June 27, 2001, after which historical results represent the combined entity. The ownership percentage has increased to approximately 88% as a result of the Company's subsidiary buying back additional shares of it's stock. The Company, primarily through its subsidiary, Bottomline Mortgage, Inc., assists individuals, brokers, and others in obtaining long-term trust deed (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage-backed loans prior to funding the loans, primarily at its corporate office in Monrovia, California. Loan applications are also solicited and received at office locations in Phoenix, Arizona; and San Marcos, Texas. The
                    Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                    Through a division of Bottomline Home Loan, Inc., dba Global Realty, Inc., the Company acts as a real estate broker. Global Realty Network has established agreements with approximately 150 real estate sales agents that pay us a monthly fee and a $350 portion of each sales commission for the use of six satellite offices established by the Company in the Los Angeles, California area for their use. The Company is working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

                    PRINCIPLES OF CONSOLIDATION
                    The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 88% subsidiary, Bottomline Mortgage, Inc. Minority interest represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.   SUMMARY OF     ESTIMATES
     SIGNIFICANT    The preparation of financial statements in conformity with
     ACCOUNTING     accounting principles generally accepted in the United
     POLICIES       States of America requires management to make estimates and
     CONTINUED      assumptions that affect certain reported amounts and
                    disclosures. Accordingly, actual results could differ from those estimates.

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

                    The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of September 30, 2005 and 2004, the Company had no common stock equivalents outstanding.

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.   SUMMARY OF     STOCK-BASED COMPENSATION
     SIGNIFICANT    For the stock options granted to employees, the Company
     ACCOUNTING     utilizes the footnote disclosure provisions of Statement of
     POLICIES       Financial Accounting Standards (SFAS) No. 123, Accounting
     CONTINUED      for Stock-Based Compensation. SFAS No. 123 encourages
                    entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles
                    Board (APB) Opinion No. 25, Accounting for Stock Issued to
                    Employees. The Company has elected to continue to apply the provisions of APB No. 25, pro forma footnote disclosures required by SFAS No. 123 are not applicable during the periods presented as no options were granted or vested during those periods.

                    RECENT ACCOUNTING PRONOUNCEMENTS
                    In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 123(R), Share-Based Payment, an amendment of FASB No. 123 and 95. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005, however, the Securities and Exchange Commission has deferred this date for public companies. The new rule allows companies to implement SFAS no 123(R) no later than July 1, 2006. The company has no granted options outstanding. The Company anticipates adopting the modified prospective method of SFAS No 123(R) on July 1, 2006, The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

                    MORTGAGE SERVICING RIGHTS
                    The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.   SUMMARY OF     sale of the servicing rights divided by the total revenue
     SIGNIFICANT    from the origination of the mortgage, including sale of
     ACCOUNTING     servicing rights. The servicing rights asset is amortized
     POLICIES       over the expected life of the asset, which has been
     CONTINUED      estimated by management to be an average of nine years.
                    Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the three months ended September 30, 2005 and 2004.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.   SUMMARY OF     RECOGNITION OF MORTGAGE FEE INCOME - CONTINUED
     SIGNIFICANT    In connection with the sale of mortgage loans, the Company
     ACCOUNTING     may also sell the servicing rights to such loans. The
     POLICIES       Company recognizes revenue from the sale of such servicing
     CONTINUED      rights when an agreement with the purchaser of such
                    servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased.
                    Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material. During the three months ended
                    September 30, 2005 and 2004, the Company did not refund any service release premiums to a servicer.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.   SUMMARY OF     REAL ESTATE COMMISSION REVENUE
     SIGNIFICANT    Real estate commissions are recognized at the point at which
     ACCOUNTING     all Company services have been performed, and title to real
     POLICIES       property has passed from seller to buyer. The Company has
     CONTINUED      performed an analysis of EITF Issue 99-19, and determined
                    that the gross commission should be recorded as revenue and the amounts paid to the agents should be recorded as a separate expense.

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

3.   SUPPLEMENTAL   During the three months ended September 30, 2005, the
     DISCLOSURE OF  Company:
     CASH FLOW
     INFORMATION         o    Reduced minority interest by $30,251 and
                              additional paid-in capital by $13,749, due to the buy-back of subsidiary common stock by the subsidiary.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
-------

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyber Energy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. (Bottomline) in exchange for 10,000,000 of the common shares of the Company or a 62% interest in the issued and outstanding shares of its common stock. Bottomline then became an operating subsidiary of the Company effective July 1, 2001. The ownership percentage has increased to approximately 88% as a result of the Company's purchase of additional shares of its subsidiary. The executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. The registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. We use the terms "Bottomline," "Company" and "we" in this report to refer to Bottomline Home Loan, Inc., unless the context indicates otherwise.

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 8 commission-compensated loan originators and a network of 175 Real Estate agents. Operations are conducted from Company offices in Monrovia, California and Phoenix, Arizona, which operate as community loan centers and call centers to service the 10 states in which Bottomline is currently approved to originate mortgages and 6 satellite real estate offices in southern California. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers.

During the quarter ended September 30, 2005, Bottomline originated approximately $21.4 million in loans, of which 96% were first mortgages and 4% were second mortgages made to persons seeking to refinance their residential loans. This represents an increase of 117%, or $11.5 million, over the loans that closed in the quarter ended September 30, 2004.

Bottomline's quarter ended September 30, 2005 continued to show a positive impact from the continuing recruitment of real estate agents into our Global Realty network. Bottomline's revenues for the quarter ended September 30, 2005, indicate that total revenues are up 61% over the same period in 2004.

Our net loss for the three months ended September 30, 2005 and September 30, 2004 was $83,843 and $15,398, respectively.

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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the quarters ended September 30, 2005 and 2004, Bottomline did not refund any service release premiums to a servicer.

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at September 30, 2005, was approximately $42,858, compared with approximately $48,725 at June 30, 2005, with a net allowance for uncollectible receivables of $40,000 which is shown under the caption "Equity Builder finder's fee receivable, net" on the balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDING SEPTEMBER 30, 2005 AND 2004
-----------------------------------------------------------------------

Revenues for the three months ended September 30, 2005, were $1,815,539, compared to revenues of $1,178,249 for the three months ended September 30, 2004. This Increase is mainly due to our recruitment of Real Estate agents into the Global Realty network and the real estate commissions shown on the Statement of operations as Real Estate Commission Revenue of $1,132,974 for the three months ended September 30, 2005. During the same quarter in 2004 the real estate commission revenue was $697,890.

The Company had loan origination income of $291,243 in the first quarter of fiscal 2005 versus $151,744 in fiscal 2004, a increase of 92%. In addition, we had income from the sale of loans and servicing rights in the amount of $345,350 in the first quarter of fiscal 2005 compared with $177,556 in fiscal 2004, a increase of 95%, reflecting the Company's sale of some servicing rights. Revenue from servicing was $740 in the first quarter of fiscal 2005 compared with $3,844 in fiscal 2004. This amount reflects the revenue recognized from the servicing rights retained by the Company. We anticipate this amount to change in future periods as the Company continues to increase its holdings in servicing rights or sell them.

Selling, general and administrative expenses for the quarter ended September 30, 2005, were $187,661, and such expenses for the quarter ended September 30, 2004, were $144,756, an increase of $42,905, or approximately 30%. Selling, general and administrative expenses for 2005 and 2004 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the quarter ended September 30, 2005, were $546,258 compared to $303,312 for the quarter ended September 30, 2004, an increase of $242,946, or 80%. This increase is mainly attributable to the fact that loan originations increased during this period.

Total operating expenses were $1,899,245 for the three months ended September 30, 2005 and $1,196,580 for the comparable period in 2004, an increase of $702,665, or approximately 59%, mainly due to the increase in real estate commissions paid to Global Realty agents. In addition, an item that contributed to additional expenses in 2005 was related to the Company's efforts to open additional satellite offices for Global Realty and recruit additional real estate agent into the Global Realty network. Net loss for the quarters ended September 30, 2005 and 2004 were $73,782 and $15,398, respectively. As a percentage of revenue, net loss for the three-month period ended September 30, 2005, was 4%, as compared to the income equal to 1% of revenues for the three-month period ended September 30, 2004. The increased loss over the comparable period, both in total dollars and as a percentage of revenue, can be attributed expenses to recruit Real Estate Agents and Loan officers and marketing to provide leads to the loan officers to originate new loans.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the remainder of the fiscal year ending June 30, 2006. Bottomline does expect to continue its plans for expansion for the remainder of the fiscal year ending June 30, 2006, and believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2006.

Bottomline's warehouse facility or line of credit presently used to fund loans, in the amount of $5 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $350,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated April 8, 2003, and is up for renewal August 31, 2006. The balance of the warehouse facility as of June 30, 2005, was $2,998,849, which matures on August 31, 2006, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in August of 2006. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of August 31, 2006. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

CASH FLOW ACTIVITIES
--------------------

Bottomline had an ending cash balance of $859,259 at September 30, 2005, as compared to $1,066,428 at June 30, 2005. The decline in cash is a direct result of the reduced minority interest and increased additional paid in capital due to the buy back of $44,000 of subsidiary stock. Management believes that although its cash position has declined, existing working capital combined with the revenue from ongoing operations and the sale of loan servicing rights on an annual or semiannual basis will be sufficient to sustain operations for the next twelve months.

Cash used by operating activities was ($199,327) for the three months ended September 30, 2005, as compared to cash used by operations of ($47,805) for the three-month period ended September 30, 2004.

Cash provided in investing activities was $39,912 for the three months ended September 30, 2005, as compared to ($28,758) for the three month period ended September 30, 2004. The significant increase in cash provided by investing activities is due to the decrease in restricted cash required, due to the transfer of escrow payments that must be maintained by the company servicing the loans and subsequent transfer of the escrowed funds upon sale of the servicing. We began servicing loans in April 2003.

Cash used in financing activities was ($47,754) for the three months ended September 30, 2005, as compared to (17,988) for the three-month period ended September 30, 2004. The increase is mainly a result of the buy-back of subsidiary common stock in the amount of $44,000.


ITEM 3.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive and Financial Officer (our "Certifying Officer"), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

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



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2005.



                                           By /s/ Buster Williams, Jr.
                                              ----------------------------------
                                              Buster Williams, Jr., President
                                              Chief Executive Officer and
                                              Chief Financial Officer