Form 10QSB
period 2005-12-31
BOTTOMLINE HOME LOAN INC
filed 2006-05-08
CIK 1017130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [XX]            No   [  ]

State the number of outstanding shares of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, $0.001 par value (the only class of voting stock), as of April 27, 2006, was 4,553.

Transitional Small Business Disclosure Format (check one):  Yes [  ]     No [XX]

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                  3

ITEM 1.  FINANCIAL STATEMENTS                                                  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12

ITEM 3.  CONTROLS AND PROCEDURES                                              17

PART II--OTHER INFORMATION                                                    18

ITEM 6.  EXHIBITS                                                             18

SIGNATURES                                                                    18



PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     BOTTOMLINE HOME LOAN, INC.
                                UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
                                                             DECEMBER 31,        JUNE 30,
            ASSETS                                               2005              2005
            ------                                           -----------       -----------

Current assets:
  Cash and cash equivalents                                  $   793,492       $ 1,066,428
  Restricted cash                                                 10,135            52,240
  Receivables from sales of loans                              1,925,863         3,206,115
  Mortgage servicing rights, net                                  34,187            11,397
  Prepaids and other current assets                                3,568            42,487
                                                             -----------       -----------

        Total current assets                                   2,767,245         4,378,667

Property and equipment, net                                      131,111           154,353
Equity builder finder's fee receivable, net                       42,059            48,725
Other assets                                                      13,312            13,312
                                                             -----------       -----------

        Total assets                                         $ 2,953,727       $ 4,595,057
                                                             ===========       ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Warehouse line of credit                                   $ 1,822,042       $ 2,998,849
  Accounts payable and accrued expenses                          168,855           308,200
  Current maturities of long-term debt                            17,690            17,690
                                                             -----------       -----------

        Total current liabilities                              2,008,587         3,324,739

Long-term debt                                                    23,069            30,691
                                                             -----------       -----------

        Total liabilities                                      2,031,656         3,355,430
                                                             -----------       -----------

Minority interest                                                113,463           174,797
                                                             -----------       -----------

Commitments and contingencies                                         --                --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares                  --                --
    authorized; 0 shares issued and outstanding in
     December 31,2005 and June 30, 2005 respectively
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 45,539,000 and 15,539,000 shares issued
    and outstanding in December 31, 2005 and
    June 30, 2005, respectively                                   45,539            45,539
  Additional paid-in capital                                   1,259,814         1,273,563
  Accumulated deficit                                           (496,745)         (254,272)
                                                             -----------       -----------

        Total stockholders' equity                               808,608         1,064,830
                                                             -----------       -----------
        Total liabilities and stockholders' equity           $ 2,953,727       $ 4,595,057
                                                             ===========       ===========

------------------------------------------------------------------------------------------
See accompanying note to financial statements


BOTTOMLINE HOME LOAN, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 DECEMBER 31,                           DECEMBER 31,
                                                            2005              2004                2005               2004
                                                       --------------------------------      --------------------------------
Revenues:
  Income from sale of  loans and servicing rights      $    135,201       $    230,596       $    480,551       $    408,152
  Origination fee revenue                                   220,722            211,149            511,965            362,893
  Income from sale of servicing portfolio                        --                 --                 --             55,275
  Real estate commission revenue                          1,812,318            829,868          2,945,292          1,527,758
  Servicing revenue                                            (669)             1,495                 71              5,339
  Other operating revenue                                    48,870             30,938             89,097             62,190
                                                       --------------------------------      --------------------------------

    Total revenues                                        2,216,442          1,304,046          4,026,976          2,421,607
                                                       --------------------------------      --------------------------------

Operating expenses:
  Salaries and direct loan costs                            440,571            340,327            986,829            643,639
  Cost of servicing portfolio sold                               --                 --                 --                 --
  Real estate commissions paid                            1,717,370            790,894          2,808,399          1,465,551
  Interest                                                   51,220             27,550            120,512             40,717
  General and administrative                                197,034            135,204            384,695            279,960
                                                       --------------------------------      --------------------------------

    Total operating expenses                              2,406,195          1,293,975          4,300,435          2,429,867
                                                       --------------------------------      --------------------------------

    (Loss) income from operations                          (189,753)            10,071           (273,459)            (8,260)
                                                       --------------------------------      --------------------------------
Other income (expense):
  Other income                                                   40               (627)               (97)              (627)
                                                       --------------------------------      --------------------------------

    Total other income (expense)                                 40               (627)               (97)              (627)
                                                       --------------------------------      --------------------------------
    Net loss before minority interest
        and taxes                                          (189,713)             9,444           (273,556)            (8,887)

  Income tax expense                                             --                 --                 --                 --

  Minority share of loss (income)                            21,022             (1,601)            31,083              1,332
                                                       --------------------------------      --------------------------------

  Net (loss) income                                    $   (168,691)      $      7,843       $   (242,473)      $     (7,555)
                                                       ================================      ================================
  Net (loss) income per common share
    - basic and diluted                                $         --       $         --       $         --       $         --
                                                       ================================      ================================
  Weighted average shares outstanding
    - basic and diluted                                  45,539,000         15,539,000         45,539,000         15,539,000
                                                       ================================      ================================


------------------------------------------------------------------------------------------------------------------------------
See accompanying note to financial statements



BOTTOMLINE HOME LOAN, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        SIX MONTHS ENDED
                                                                           DECEMBER 31,
                                                                      2005             2004
                                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (242,473)      $    (7,555)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                     23,242            14,231
     Minority interest in net income (loss)                           (31,083)           (1,332)
     Decrease (increase) in:
       Receivables from sales of loans                              1,280,252          (453,654)
       Equity builder finder's fee receivable                           6,666            12,127
       Prepaid and other current assets                                38,919                51
       Mortgage servicing rights                                      (22,790)           (6,204)
     Increase (decrease) in:
       Accounts payable and accrued expenses                         (139,345)           53,788
       Net change in warehouse line of credit                      (1,176,807)          398,027
                                                                  ------------------------------

         Net cash (used in) provided by operating activities         (263,419)            9,479
                                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                              42,105            (1,879)
   Purchase of property and equipment                                      --           (11,971)
                                                                  ------------------------------

         Net cash provided by (used in) investing activities           42,105           (13,850)
                                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                          (7,622)          (12,156)
   Buy-back of subsidiary common stock                                (44,000)          (24,000)
                                                                  ------------------------------

         Net cash used in financing activities                        (51,622)          (36,156)
                                                                  ------------------------------

Net decrease in cash and cash equivalents                            (272,936)          (40,527)

Cash and cash equivalents at beginning of period                    1,066,428           272,599
                                                                  ------------------------------

Cash and cash equivalents at end of period                        $   793,492       $   232,072
                                                                  ==============================

------------------------------------------------------------------------------------------------
See accompanying note to financial statements

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2005
--------------------------------------------------------------------------------


1. SUMMARY OF        NATURE OF BUSINESS
   SIGNIFICANT       The Company incorporated under the laws of the State of
   ACCOUNTING        Nevada on February 15, 1996 as CyberEnergy, Inc. The name
   POLICIES          of the Company was changed to Bottomline Home Loan, Inc. on
                     July 20, 2001. The Company was a developmental stage company until June 26, 2001, when it acquired 76 of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements are those of Bottomline Mortgage, Inc., the accounting acquirer, through June 27, 2001, after which historical results represent the combined entity. The ownership percentage has increased to approximately 88% as a result of the Company's subsidiary buying back additional shares of it's stock. The Company, primarily through its subsidiary, Bottomline Mortgage, Inc., assists individuals, brokers, and others in obtaining long-term trust deed
                     (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage-backed loans prior to funding the loans, primarily at its corporate office in Monrovia, California. Loan applications are also solicited and received at office location in Phoenix, Arizona. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

                     Through a division of Bottomline Home Loan, Inc., dba Global Realty, the Company acts as a real estate broker. Global Realty has established agreements with approximately 175 real estate sales agents that pay us a monthly fee and a $350 portion of each sales commission for the use of six satellite offices established by the Company in the Los Angeles, California area for their use. The Company is working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2005
--------------------------------------------------------------------------------

1. SUMMARY OF        ESTIMATES
   SIGNIFICANT       The preparation of financial statements in conformity
   ACCOUNTING        with accounting principles generally accepted in the United
   POLICIES          States of America requires management to make estimates and
   (Continued)       assumptions that affect certain reported amounts and
                     disclosures. Accordingly, actual results could differ from those estimates.

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

                     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of December 31, 2005, the company had no common stock equivalents outstanding.

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2005
--------------------------------------------------------------------------------

1. SUMMARY OF        STOCK-BASED COMPENSATION
   SIGNIFICANT       For the stock options granted to employees, the Company
   ACCOUNTING        utilizes the footnote disclosure provisions of Statement of
   POLICIES          Financial Accounting Standards (SFAS) No. 123, Accounting
   (Continued)       for Stock-Based Compensation. SFAS No. 123 encourages
                     entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles
                     Board (APB) Opinion No. 25, Accounting for Stock Issued to
                     Employees. The Company has elected to continue to apply the provisions of APB No. 25, pro forma footnote disclosures required by SFAS No. 123 are not applicable during the periods presented as no options were granted or vested during those periods.


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

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2005
--------------------------------------------------------------------------------

1. SUMMARY OF        MORTGAGE SERVICING RIGHTS
   SIGNIFICANT       The Company originates mortgage loans of sale to the
   ACCOUNTING        secondary market and sells the loans on either a servicing
   POLICIES          retained or servicing released basis. Servicing rights
   (Continued)       represent the right to receive payments from the
                     mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct loan costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair market value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair market value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the three and six month periods ended December 31, 2005.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2005
--------------------------------------------------------------------------------

1. SUMMARY OF       RECOGNITION OF MORTGAGE FEE INCOME - CONTINUED
   SIGNIFICANT      In connection with the sale of mortgage loans, the Company
   ACCOUNTING       may also sell the servicing rights to such loans. The
   POLICIES         Company recognizes revenue from the sale of such servicing
   (Continued)      rights when an agreement with the purchaser of such
                    servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material. During the six months ended December 31, 2005 and 2004, the Company did not refund any service release premiums to a servicer.

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

                                                      BOTTOMLINE HOME LOAN, INC.
                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2005
--------------------------------------------------------------------------------

1. SUMMARY OF       REAL ESTATE COMMISSION REVENUE
   SIGNIFICANT      Real estate commissions are recognized at the point at which
   ACCOUNTING       all Company services have been performed, and title to real
   POLICIES         property has passed from seller to buyer. The Company has
   (Continued)      performed an analysis of EITF Issue 99-19, and determined
                    that the gross commission should be recorded as revenue and the amounts paid to the agents should be recorded as a separate expense.

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

3.  SUPPLEMENTAL    During the six months ended December 31, 2005, the Company:
    DISCLOSURE OF
    CASH FLOW       o    Reduced minority interest by $28,856 and additional
    INFORMATION          paid-in capital by $13,749, due to the buy-back of
                         subsidiary common stock by the subsidiary.

                    RECOGNITION OF EQUITY BUILDER FINDER'S FEES
                    Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at December 31, 2005 was $42,059, net of the allowance for uncollectible receivables of $40,000, which is shown under the caption equity builder finder's fee receivable on the consolidated balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Bottomline Home Loan, Inc. was formed under Nevada law on February 15, 1996, under the name Cyberenergy, Inc. The name was changed to Bottomline Home Loan, Inc. on July 20, 2001. On June 26, 2001, Bottomline Home Loan, Inc. signed an agreement to acquire a 76% interest in Bottomline Mortgage, Inc. in exchange for 10,000,000 of our common shares or a 62% interest in our issued and outstanding shares. Bottomline Mortgage, Inc. then became our operating subsidiary effective July 1, 2001. Our ownership percentage has increased to approximately 88% as a result of our purchase of additional shares of our subsidiary. Our executive office is located at 201 East Huntington Drive, Suite 202, Monrovia, CA 91016, and our telephone number is (800) 520-5626. Our registered statutory office in Nevada is located at 711 S. Carson Street, Suite 1, Carson City, Nevada 89701. References to us in this report include Bottomline Home Loan, Inc. and our subsidiary, Bottomline Mortgage, Inc., unless the context indicates otherwise.

Our operations are conducted through our subsidiary Bottomline Mortgage, Inc. We are an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. We offer a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through six commission-compensated loan originators. We operate primarily as a mortgage banker, underwriting, funding and selling our loan products to various buyers. Operations are conducted from our offices in Monrovia, California, and Phoenix, Arizona, which operate as community loan centers and call centers to service the 10 states in which we are currently approved to originate mortgages.

One of the trends affecting the mortgage industry in general and us in particular is the decrease in mortgage refinancing activity resulting from the increase in interest rates. As a result, we have worked to develop other revenue sources. During the quarter ended December 31, 2004, we began to receive revenues from our Global Realty Network. With our President, Buster Williams, Jr., acting as the supervising broker, the Global Realty Network has established agreements with approximately 175 real estate sales agents that pay us a monthly fee and a $350 portion of each sales commission for the use of seven satellite offices established by us in the Los Angeles, California area for their use. We are working to engage additional real estate sales agents and open additional satellite offices in an effort to expand this program.

During the six months ended December 31, 2005, we originated approximately $32.3 million in loans, of which 94% were first mortgages and 6.0% were second mortgages made to persons seeking to refinance their residential loans. This represents a increase of 40%, or $ 9.3 million, from the loans that closed in the six months ended December 31, 2004.

The loans referred by Global Realty have shown a positive impact during 2005 on our loan origination volume. The total volume of loans closed increased 40%. Loan revenues during the first six months of fiscal year 2005 increased from the same period for fiscal year 2004 by $110,513, to $992,516 from $826,320. The increase in revenue is a result in our loan volume increasing during the six months ended December 31, 2005. Servicing rights of approximately $3.26 million of our Fannie Mae loans were retained in December 2005. Beginning in April 2003, we decided to retain some of the servicing rights to our Fannie Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the servicing rights in bulk, which we anticipate doing on a once or twice a year basis. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheet under the caption, "mortgage servicing rights, net." This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset is being amortized over the estimated life of the loans. When the servicing rights are sold, these deferred costs will be offset against the proceeds from the sale of such servicing rights. This portfolio of loan servicing rights is shown in the balance sheet as mortgage servicing rights, net at $34,187.
Our loss was $242,473 for the six months ended December 31, 2005, as compared with loss of $7,555 for the six months ended December 31, 2004.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing in our annual report on Form 10-KSB for the year ended June 30, 2005.

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

In connection with the sale of mortgage loans, we also may sell the servicing rights to such loans. We recognize revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Our contracts with investors or servicers that purchase these rights require certain warrants and representations by us that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to us. Our accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the six months ended December 31, 2005 and 2004, we did not refund any service release premiums to a servicer. Commitment fees received, which are nonrefundable fees that arise from agreements with borrowers that obligate us to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors or when it is evident that the commitment will not be utilized. Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon our receipt of confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers on December 31, 2005, was $42,059, compared with $48,725 at June 30, 2005, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheet. We stopped initiating customers in the Equity Builder Program in September 2002, and do not anticipate enrolling customers in the future. Revenue from servicing loans is recognized monthly as the services are performed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
Revenues for the three months ended December 31, 2005, were $2,216,442, compared to revenues of $1,304,046 for the three months ended December 31, 2004. This increase is mainly due to our decision to hire 25 new commission-only real estate agents for the Global Realty Network, which increased our real estate sales force to 175 agents during this period, and to open one new satellite real estate office in the Los Angeles, California area. Our real estate commission revenue has increased from $829,868 for the three months ended December 31, 2004, to $1,812,318 for the same period in 2005. During the three months ended December 31, 2005, all loan servicing rights were retained, with no income from the sale of the loan servicing rights for the same period in 2004 due to our decision to retain the loan servicing rights until we have a larger portfolio of servicing rights to sell. The income from the sale of servicing portfolio can vary greatly from period to period as we accumulate servicing rights and sell such rights as a portfolio only a few times each year.

We had loan origination income of $220,722 in the three months ended December 31, 2005, versus $211,149 in the three months ended December 31, 2004, a increase of 4.5%. Loss from servicing was ($669) in the three months ended December 31, 2005, compared with a revenue of $1,495 in the three months ended December 31, 2004. This amount reflects the revenue recognized from the servicing rights retained by us. We anticipate this amount to grow in future periods as we continue to increase our holdings in servicing rights.

Selling, general and administrative expenses for the three months ended December 31, 2005, were $197,034, and such expenses for the three months ended December 31, 2004, were $135,204, an increase of $61,830 or approximately 46%. The increase is due mainly to additional costs associated with the opening of new satellite real estate office. Selling, general and administrative expenses for 2005 and 2004 consisted of expenses to keep our corporate good standing, fees to transfer agents, and operating expenses, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the three months ended December 31, 2005, were $440,571, compared to $340,327 for the three months ended December 31, 2004, a increase of $100,244 or 29.5%. This increase is mainly attributable to the fact that additional loans were originated during this period as compared with the same quarter in 2004.

Total operating expenses were $2,406,195 for the three months ended December 31, 2005, and $1,293,975 for the comparable period in 2004, an increase of $1,112,220 or approximately 86%. This increase is mainly due to the real estate commissions paid to the commission-only real estate agents at Global Realty Network.

Net income (loss) for the three months ended December 31, 2005 and 2004, was ($168,771) and $7,843, respectively. As a percentage of revenue, net (loss) for the three-month period ended December 31, 2005, was 7%, as compared to the income equal to .06% of revenues for the three-month period ended December 31, 2004. The increase in (loss) as a percentage of revenue is primarily attributable to increased operating expenses and expenses associated with the opening of the new satellite real estate offices.

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
Revenues for the six months ended December 31, 2005, were $4,026,976, compared to revenues of $2,421,607 for the six months ended December 31, 2004. This increase is mainly due to our decision to hire 25 new commission-only real estate agents for the Global Realty Network, which increased our sales force to 175 agents during this period, and to open one new satellite real estate office in the Los Angeles, California area. We now have a total of seven satellite offices in the Los Angeles, California area.

We had loan origination income of $511,965 in the six months ended December 31, 2005, versus $362,893 in the six months ended December 31, 2004, a increase of 41.1%. In addition, we had income from the sale of loans and servicing rights in the amount of $480,551 in the six months ended December 31, 2005, compared with

$408,152 in the six months ended December 31, 2004, an increase of 17.7%, reflecting our sale of servicing rights upon closing some of the loans originated during the six months ended December 31, 2005. Revenue from servicing was $71 in the six months ended December 31, 2005, compared with $5,339 in the six months ended December 31, 2004. This amount reflects the revenue recognized from the servicing rights retained by us. We anticipate this amount to grow in future periods as we continue to increase our holdings in servicing rights. We sold servicing rights on approximately $3.3 million of our Fannie Mae loans at par during the six months ended December 31, 2005, which is shown under the caption "Income from sale of servicing portfolio" on the statement of operations. The income from the sale of servicing rights portfolio can vary greatly from period to period as we accumulate servicing rights and sell such rights as a portfolio a few times a year. Real estate commission revenue from our Global Realty Network was $2,945,292 for the six months ended December 31, 2005, as compared to $1,527,758 for the six months ended December 31, 2004.

Selling, general and administrative expenses for the six months ended December 31, 2005, were $384,695, and such expenses for the six months ended December 31, 2004, were $279,960, an increase of $104,735, or approximately 37%. The increase is due partly to additional costs associated with the opening of one new satellite real estate office. Selling, general and administrative expenses for 2005 and 2004 consisted of expenses to keep our corporate good standing, fees to transfer agents, and operating expenses, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Salaries and direct loan costs for the six months ended December 31, 2004, were $986,829 compared to $643,639 for the six months ended December 31, 2004, a increase of $343,190 or 53.3%. This increase is mainly due to the increase of loan originations during the same period. Total operating expenses were $4,300,435 for the six months ended December 31, 2005, and $2,429,867 for the comparable period in 2004, an increase of $1,870,568, or approximately 73%. This increase is mainly attributable to the real estate commissions paid to the Global Realty Network's commission-only real estate agents.

We had a net loss of ($242,473) for the six months ended December 31, 2005, compared with a loss of ($7,555) for the six months ended December 31, 2004. As a percentage of revenue, net loss for the six-month period ended December 31, 2005, was 6%, as compared to (loss) equal to .03% of revenues for the six-month period ended December 31, 2004. This increase can be attributed to increased operating expenses and expenses associated with the opening of the one new satellite real estate office and recruiting additional commissioned real estate agents into the six existing satellite real estate offices.

LIQUIDITY AND CAPITAL RESOURCES
Current cash balances and funds available to us under our working capital credit facilities, in addition to our cash flows from operations, are expected to be sufficient to meet our liquidity requirements at our current level of operations through at least the remainder of the fiscal year ending June 30, 2006. We expect to continue our plans for expansion for the remainder of the fiscal year ending June 30, 2006, and believe that cash flows from operations will support those plans over that time period. At the present, we do not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that we would be able to obtain any additional equity or loan financing if needed. We anticipate that revenue generated from our current operations will provide sufficient funds to satisfy our cash needs through the fiscal year ending June 30, 2005.

Our warehouse facility or line of credit presently used to fund loans, in the amount of $5 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that we maintain a minimum tangible net worth of $350,000 and pay a fee or penalty of 0.25% of 1% in the event that we fail to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and is up for renewal March 31, 2006. The balance of the warehouse facility as of December 31, 2005, was $1,822,042, which matures on March 31, 2006, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit. We anticipate rolling over the warehouse credit facility into a new facility that will mature in March of 2006. There can be no assurance that we will be successful in renewing the credit facility on its maturity date of March 31, 2006. If we are not successful in renewing the credit facility, we will be unable to continue our loan origination business.

CASH FLOW ACTIVITIES
We had an ending cash balance of $793,492 at December 31, 2005 as compared to $1,066,428 at June 30, 2005. The decrease in cash is a direct result of one time expenses associated with the opening of new satellite real estate offices and recruiting commissioned only real estate agents.

Cash provided by operating activities was ($263,419) for the six months ended December 31, 2005, as compared to cash provided by operations of $9,479 for the six-month period ended December 31, 2004. The main reason for the decrease is due to the increase in receivables from sale of loans of $1,280,252 in the six months ended December 31, 2005 as compared to decrease $453,654 in the comparable period of 2004.

Cash provided in investing activities was $42,105 for the six months ended December 31, 2005, as compared to cash used of $13,850 for the six-month period ended December 31, 2004. The significant increase in cash provided in investing activities is due to the fact that restricted cash was not held at loan closing for escrow payments that must be maintained by the company servicing the loans and since there were less loans serviced by our company during the same period for 2005 than 2004. We began servicing loans in April 2003.

Cash used in financing activities was $51,622 for the six months ended December 31, 2005, as compared to $36,156 for the six-month period ended December 31, 2004. The increase is mainly a result of the buy-back of subsidiary common stock in the amount of $ 44,000 in 2005.


ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluations as of December 31, 2005, the principal executive/principal financial officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 5th day of May, 2006.

BOTTOMLINE HOME LOAN, INC.


       By  /s/ Buster Williams, Jr.
           ----------------------------------
       Buster Williams, Jr., President
       Chief Executive Officer and
       Chief Financial Officer