Form 10QSB
period 2006-03-31
BOTTOMLINE HOME LOAN INC
filed 2006-06-26
CIK 1017130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [  ]    No [XX]

State the number of outstanding shares of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, $0.001 par value (the only class of voting stock), as of April 27, 2006, was 45,527,000.

Transitional Small Business Disclosure Format (check one):  Yes [  ]     No [XX]

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                  3

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (UNAUDITED)                               3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                     5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12

ITEM 3.  CONTROLS AND PROCEDURES                                              17

PART II--OTHER INFORMATION                                                    18

ITEM 6.  EXHIBITS                                                             18

SIGNATURES                                                                    18



PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     BOTTOMLINE HOME LOAN, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)
                                                               MARCH 31,         JUNE 30,
            ASSETS                                               2006              2005
            ------                                           -----------       -----------

Current assets:
  Cash and cash equivalents                                  $   671,784       $ 1,066,428
  Restricted cash                                                  9,060            52,240
  Receivables from sales of loans                              2,740,605         3,206,115
  Mortgage servicing rights, net                                  43,235            11,397
  Prepaids and other current assets                                3,568            42,487
                                                             -----------       -----------

        Total current assets                                   3,468,252         4,378,667

Property and equipment, net                                      199,991           154,353
Equity builder finder's fee receivable, net                       40,914            48,725
Other assets                                                      13,272            13,312
                                                             -----------       -----------

        Total assets                                         $ 3,722,429       $ 4,595,057
                                                             ===========       ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Warehouse line of credit                                   $ 2,537,710       $ 2,998,849
  Accounts payable and accrued expenses                          212,439           308,200
  Current maturities of long-term debt                            17,690            17,690
                                                             -----------       -----------

        Total current liabilities                              2,767,839         3,324,739

Long-term debt, net of current maturities                         83,634            30,691
                                                             -----------       -----------

        Total liabilities                                      2,851,473         3,355,430
                                                             -----------       -----------

Minority interest in consolidated subsidiary                     134,181           174,797
                                                             -----------       -----------

Commitments and contingencies                                         --                --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized; 0 shares issued and outstanding in
     March 31, 2006 and June 30, 2005 respectively                    --                --
  Common stock, $.001 par value, 500,000,000 shares
    authorized; 45,539,000 and 45,539,000 shares issued
    and outstanding in March 31, 2006 and
    June 30, 2005, respectively                                   45,539            45,539
  Additional paid-in capital                                   1,255,814         1,273,563
  Accumulated deficit                                           (564,578)         (254,272)
                                                             -----------       -----------

        Total stockholders' equity                               736,775         1,064,830
                                                             -----------       -----------
        Total liabilities and stockholders' equity           $ 3,722,429       $ 4,595,057
                                                             ===========       ===========

------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                                      BOTTOMLINE HOME LOAN, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 MARCH 31,                               MARCH 31,
                                                            2006              2005                2006               2005
                                                       --------------------------------      --------------------------------
Revenues:
  Income from sale of loans and servicing rights       $    256,479       $    168,427      $    737,030       $    576,579
  Origination fee revenue                                   187,200            194,896           699,165            557,789
  Income from sale of servicing portfolio                        --                 --             5,005            115,963
  Real estate commission revenue                          1,120,693            650,590         4,039,515          2,178,348
  Servicing revenue                                           2,291              4,447               481              9,786
  Other operating revenue                                     6,114             33,004           121,682             95,194
                                                       --------------------------------      --------------------------------

    Total revenues                                        1,572,777          1,051,364         5,602,878          3,533,659
                                                       --------------------------------      --------------------------------

Operating expenses:
  Salaries and direct loan costs                            420,396            309,068          1,407,223           952,707
  Cost of servicing portfolio sold                            3,513                 --              8,517            60,688
  Real estate commissions paid                            1,031,921            626,635          3,840,320         2,092,186
  Interest                                                   43,641             24,483            164,153            65,200
  General and administrative                                160,414            147,979            533,490           427,939
                                                       --------------------------------      --------------------------------

    Total operating expenses                              1,659,885          1,108,165          5,953,703         3,598,720
                                                       --------------------------------      --------------------------------

    Loss from operations                                    (87,108)           (56,801)          (350,825)          (65,061)
                                                       --------------------------------      --------------------------------
Other expense:
  Other expense                                                  --             (1,267)               (97)             (640)
                                                       --------------------------------      --------------------------------

    Total other expense                                          --             (1,267)               (97)             (640)
                                                       --------------------------------      --------------------------------
    Net loss before minority interest
        and taxes                                           (87,108)           (58,068)           (350,922)         (65,701)

  Income tax expense                                             --                 --                  --               --

Minority interest in consolidated subsidiary's
  share of loss                                              10,453              6,324               40,616            9,257
                                                       --------------------------------      --------------------------------

  Net loss                                             $    (76,655)      $    (51,744)      $     (310,306)    $    (56,444)
                                                       ================================      ================================
  Net (loss) income per common share
    - basic and diluted                                $         --       $         --       $           --     $         --
                                                       ================================      ================================
  Weighted average shares outstanding
    - basic and diluted                                  45,539,000         15,539,000            45,539,000       15,539,000
                                                       ================================      ================================


------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                                      BOTTOMLINE HOME LOAN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2006             2005
                                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (310,306)      $   (56,444)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                     24,932            21,347
     Minority interest in consolidated subsidiary's
       net loss                                                       (40,616)           (9,257)
     Decrease (increase) in:
       Receivables from sales of loans                                465,510         1,093,955
       Equity builder finder's fee receivable                           7,811            15,229
       Prepaid and other current assets                                38,919                --
       Mortgage servicing rights                                      (31,838)          (50,005)
       Other assets                                                        40            (2,961)
     Increase (decrease) in:
       Accounts payable and accrued expenses                          (63,520)          (18,035)
       Net change in warehouse line of credit                        (461,139)       (1,023,846)
                                                                  ------------------------------

         Net cash used in operating activities                       (370,207)          (30,017)
                                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                              43,180           (18,788)
   Purchase of property and equipment                                 (70,570)          (13,721)
                                                                  ------------------------------

         Net cash used in investing activities                        (27,390)          (32,509)
                                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in capital lease payable                                   33,769                --
   Payments of capital lease obligations                              (13,067)          (17,947)
   Additional Paid In Capital                                         (13,749)               --
   Buy-back of subsidiary common stock                                 (4,000)          (36,000)
                                                                  ------------------------------

         Net cash provided by (used in) financing activities            2,953           (53,947)
                                                                  ------------------------------

Net decrease in cash and cash equivalents                            (394,644)         (116,473)

Cash and cash equivalents at beginning of period                    1,066,428           272,599
                                                                  ------------------------------

Cash and cash equivalents at end of period                        $   671,784       $   156,126
                                                                  ==============================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                       $   164,153       $    24,483

   Income taxes                                                   $        --       $        --

------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------


1.  SUMMARY OF       NATURE OF BUSINESS
    SIGNIFICANT      The Company incorporated under the laws of the State of
    ACCOUNTING       Nevada on February 15, 1996 as CyberEnergy, Inc. The name
    POLICIES         of the Company was changed to Bottomline Home Loan, Inc. on
                     July 20, 2001. The Company was a developmental stage company until June 26, 2001, when it acquired 76% of the outstanding common stock of Bottomline Mortgage, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting, therefore, the historical results presented in the financial statements are those of Bottomline Mortgage, Inc., the accounting acquirer, through June 27, 2001, after which historical results represent the combined entity. The ownership percentage has increased to approximately 88% as a result of the Company's subsidiary buying back additional shares of its stock. The Company, primarily through its subsidiary, Bottomline Mortgage, Inc., assists individuals, brokers, and others in obtaining long-term trust deed
                     (mortgage) financing. The Company processes loan applications, effects loan underwriting and receives purchase commitments from investor groups for mortgage-backed loans prior to funding the loans, primarily at its corporate office in Monrovia, California. Loan applications are also solicited and received at the office location in Phoenix, Arizona. The Company's subsidiary is a loan correspondent, as defined by the U.S. Department of Housing and Urban Development (HUD), and is therefore required to conform to certain net worth, liquid assets and other conditions and requirements and to follow certain specific regulations issued from time to time by HUD.

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

                     PRINCIPLES OF CONSOLIDATION
                     The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 88% subsidiary, Bottomline Mortgage, Inc. Minority interest in consolidated subsidiary represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.

                                       BOTTOMLINE HOME LOAN, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2006
                                               (UNAUDITED)
--------------------------------------------------------------------------------

1. SUMMARY OF        MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
   SIGNIFICANT       Minority interest in consolidated subsidiary represents the
   ACCOUNTING        Bottomline Home Loan, Inc.'s proportionate share of the
   POLICIES          equity of Bottomline Mortgage, Inc.  At March 31, 2006 and
   (Continued)       June 30, 2005, Bottomline Home Loan, Inc. owned Bottomline
                     Mortgage's capital stock, representing approximately twelve per cent voting rights. Bottomline Home Loan, Inc.'s twelve percent interest requires that Bottomline Mortgage, Inc.'s operations be included in the consolidated financial statements. The twelve percent equity interest of Bottomline Home Loan, Inc., that is not owned by Bottomline
                     Mortgage, Inc. is shown as "Minority interest in consolidated Subsidiary" in the March 31, 2006, and June
                     30, 2005 Consolidated Statements of Earnings and
                     Consolidated Balance Sheets.

                     BUY-BACK OF SUBSIDIARY COMMON STOCK
                     In the period ended March 31, 2006, Bottomline Mortgage, Inc. repurchased and retired 12,000 shares of it's own stock for the amount of $4,000. There was no gain or loss in this transaction. At March 31, 2006, and December 31, 2005, Bottomline Mortgage, Inc. had 4,706,000 shares and 4,718,000 shares respectively.

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

                     RESTRICTED CASH
                     At March 31, 2006 the Company has $9,060 of restricted cash, as Compared with $52,240 at June 30, 2005. The Company holds cash in a custodial bank account for the payment of tax and insurance compounds on loans serviced by the Company. These funds are transferred at the time of sale of the loan or servicing rights to the investor who purchases them. None of the restricted cash is classified as a noncurrent asset. The cash held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in money market funds. Income from these investments is paid to the Company.

                     WAREHOUSE LINE OF CREDIT
                     The Company has a warehouse line of credit with an available Limit of $5,000,000. The line bears an interest rate of prime plus 0.75%, or 8.5% at March 31, 2006. The line of credit matures on March 31, 2007 and is primarily secured by notes and deeds of trust from the loans that are funded on the line of credit. The outstanding balance of the line of credit was $2,537,710 and $2,998,849, respectively at March 31, 2006 and June 30, 2005.

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. SUMMARY OF        EARNINGS PER SHARE
   SIGNIFICANT       The computation of basic earnings per common share is based
   ACCOUNTING        on the weighted average number of shares outstanding during
   POLICIES          each period.
   (Continued)
                     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of March 31, 2006, the company had no common stock equivalents outstanding.

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

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. SUMMARY OF        MORTGAGE SERVICING RIGHTS
   SIGNIFICANT       The Company originates mortgage loans of sale to the
   ACCOUNTING        secondary market and sells the loans on either a servicing
   POLICIES          retained or servicing released basis. Servicing rights
   (Continued)       represent the right to receive payments from the
                     mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct loan costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair market value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair market value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the three and nine month periods ended March 31, 2006.

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

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1. SUMMARY OF       RECOGNITION OF MORTGAGE FEE INCOME - CONTINUED
   SIGNIFICANT      In connection with the sale of mortgage loans, the Company
   ACCOUNTING       may also sell the servicing rights to such loans. The
   POLICIES         Company recognizes revenue from the sale of such servicing
   (Continued)      rights when an agreement with the purchaser of such
                    servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material. During the nine months ended March 31, 2006 and 2005, the Company did not refund any service release premiums to a servicer.

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

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

3.  SUPPLEMENTAL    During the nine months ended March 31, 2006, the Company:
    DISCLOSURE OF
    CASH FLOW       o    Reduced minority interest by $40,616 due to the buy
    INFORMATION          back of subsidiary common stock by the subsidiary.

                    RECOGNITION OF EQUITY BUILDER FINDER'S FEES
                    Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at March 31, 2006, was $40,914, net of the allowance for uncollectible receivables of $40,000, which is shown under the caption equity builder finder's fee receivable on the consolidated balance sheets.

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

Our board of directors has approved a 10,001-to-1 reverse split of our issued and outstanding common stock and our authorized common stock. We will issue scrip in lieu of fractional shares of common stock, which may be combined and exchanged for whole shares of common stock. If not combined and exchanged for whole shares of common stock, the scrip will expire 30 days after the mailing of notice of the reverse split to our stockholders.

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

During the nine months ended March 31, 2006, we originated approximately $45.4 million in loans, of which 92.8% were first mortgages and 7.2% were second mortgages made to persons seeking to refinance their residential loans. This represents a increase of 26.0%, or $9.36 million, from the $36.04 million of loans that closed in the nine months ended March 31,2005.

The loans referred by Global Realty have shown a positive impact during 2005 on our loan origination volume. The total volume of loans closed increased 40%. The loan revenues during the nine months ended March 31, 2006 were $737,030. The nine months ended March 31, 2005 had loan revenues of $576,579. The increase of $160,451 in revenue, or 27.8% is a result of our loan volume increasing during the nine months ended March 31, 2006. Servicing rights of approximately $3.97 million of our Fannie Mae loans were retained in March 2006. Beginning in April 2003, we decided to retain some of the servicing rights to our Fannie Mae loans for later sale in bulk portfolios rather than selling them with the loans on a flow basis. We contract with a third party for the actual servicing of these loans. This enables us to create a stream of income by retaining a portion of the servicing fee before selling the servicing rights in bulk, which we anticipate doing on a once or twice a year basis. The estimated costs incurred relating to the mortgage servicing rights portion of the loan are capitalized and carried on the balance sheets under the caption, "mortgage servicing rights, net." This asset represents the deferral of a percentage of the actual costs incurred to originate the loans. The mortgage servicing rights asset is being amortized over the estimated life of the loans. When the servicing rights are sold, these deferred costs will be offset against the proceeds from the sale of such servicing rights. This portfolio of loan servicing rights is shown in the balance sheets as mortgage servicing rights, net at $43,235.
Our loss was ($310,306) for the nine months ended March 31, 2006, as compared with a loss of ($56,444) for the nine months ended March 31, 2005.

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

In connection with the sale of mortgage loans, we also may sell the servicing rights to such loans. We recognize revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Our contracts with investors or servicers that purchase these rights require certain warrants and representations by us that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to us. Our accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the nine months ended March 31, 2006 and 2005, we did not refund any service release premiums to a servicer. Commitment fees received, which are nonrefundable fees that arise from agreements with borrowers that obligate us to make a loan or satisfy an obligation under a specified condition, are initially deferred and recognized as revenue as loans are delivered to investors or when it is evident that the commitment will not be utilized. Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors.

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon our receipt of confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers on March 31, 2006, was $40,914, compared with $48,725 at June 30, 2005, which is shown under the caption "Equity Builder finder's fee receivable" on the balance sheets. We stopped initiating customers in the Equity Builder Program in September 2002, and do not anticipate enrolling customers in the future. Revenue from servicing loans is recognized monthly as the services are performed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005
Revenues for the three months ended March 31, 2006, were $1,572,777, compared to revenues of $1,051,364 for the three months ended March 31, 2005. Our real estate commission revenue has increased from $650,590 for the three months ended March 31, 2005, to $1,120,693 for the same period in 2006. This is an increase of $470,103, or 72.3%.

This increase is mainly due to our decision to hire 25 new commission-only real estate agents for the Global Realty Network, which increased our real estate sales force to 175 agents during this period, and to open one new satellite real estate office in the Los Angeles, California area.

During the three months ended March 31, 2006, all loan servicing rights were retained, with no income from the sale of the loan servicing rights for the same period in 2005 due to our decision to retain the loan servicing rights until we have a larger portfolio of servicing rights to sell. The income from the sale of servicing portfolio can vary greatly from period to period as we accumulate servicing rights and sell such rights as a portfolio only a few times each year.

We had loan origination income of $187,200 in the three months ended March 31, 2006, versus $194,896 in the three months ended March 31, 2005, a decrease of $7,696. Revenue from the sale of loans and servicing rights was $256,479 in the three months ended March 31, 2006, compared with $168,427 in the three months ended March 31, 2005, an increase of $88,052 or 52.3%.

Real estate commissions paid for the three months ended March 31, 2006 were $1,031,921 compared to $626,635 for the three months in the period ended March 31, 2005. This expense increased by $405,286 or 64.7%. Salaries and direct loan costs for the three months ended March 31, 2006, were $420,396, compared to $309,068 for the three months ended March 31, 2005, an increase of $111,328, or 36.0%.

General and administrative expenses for the three months ended March 31, 2006, were $160,414, and such expenses for the three months ended March 31, 2005, were $147,979, an increase of $12,435, or 8.4%. General and administrative expenses for 2006 and 2005 consisted of expenses to keep our corporate good standing, fees to transfer agents, and operating expenses, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Total operating expenses were $1,659,885 for the three months ended March 31, 2006, and $1,108,165 for the comparable period in 2005, an increase of $551,720 or 49.8%. This increase is mainly due to the real estate commissions paid to the commission-only real estate agents at Global Realty Network.

Net loss for the three months ended March 31, 2006 and 2005, was ($76,655) and ($51,744), respectively. As a percentage of revenue, net loss for the three-month period ended March 31, 2006, was 19.4%, as compared to 5.4% of revenues for the three-month period ended March 31, 2005. The increase is primarily attributable to increased operating expenses and expenses associated with the opening of the new satellite real estate offices.

NINE MONTHS ENDED MARCH 31, 2006 AND 2005
Revenues for the nine months ended March 31, 2006, were $5,602,878, compared to revenues of $3,533,659 for the nine months ended March 31, 2005. Our real estate commission revenue has increased from $2,178,348 for the nine months ended March 31, 2005, to $4,039,515 for the same period in 2006. This is an increase of $1,861,167, or 85.4%. This increase is mainly due to our decision to hire 25 new commission-only real estate agents for the Global Realty Network, which increased our sales force to 175 agents during this period, and to open one new satellite real estate office in the Los Angeles, California area. We now have a total of seven satellite offices in the Los Angeles, California area.

We had loan origination income of $699,165 in the nine months ended March 31, 2006, versus $557,789 in the nine months ended March 31, 2005, an increase of $141,376, or 25.3%. In addition, we had income from the sale of loans and servicing rights in the amount of $737,030 in the nine months ended March 31, 2006, compared with $576,579 in the nine months ended March 31, 2005, an increase of $160,451 or 27.8%, reflecting our sale of servicing rights upon closing some of the loans originated during the nine months ended March 31, 2006. Revenue from servicing was $216 in the nine months ended March 31, 2006, compared with $9,789 in the nine months ended March 31, 2005. This amount reflects the revenue recognized from the servicing rights retained by us. We anticipate this amount to grow in future periods as we continue to increase our holdings in servicing rights. We sold servicing rights on approximately $3.9 million of our Fannie Mae loans at par during the nine months ended March 31, 2006, which is shown under the caption "Income from sale of servicing portfolio" on the statements of operations. The income from the sale of servicing rights portfolio can vary greatly from period to period as we accumulate servicing rights and sell such rights as a portfolio a few times a year.

Real estate commissions paid for the nine months ended March 31, 2006 were $3,840,320 compared to $2,092,186 for the nine months in the period ended March 31, 2005. This expense increased by $1,748,134 or 83.6%. Salaries and direct loan costs for the nine months ended March 31, 2006, were $1,407,223, compared to $952,707 for the nine months ended March 31, 2005, an increase of $454,516 or 47.7%.

General and administrative expenses for the nine months ended March 31, 2006, were $533,490, and such expenses for the nine months ended March 31, 2005, were $427,939, an increase of $105,551, or approximately 24.7%. The increase is due partly to additional costs associated with the opening of one new satellite real estate office. General and administrative expenses for 2006 and 2005 consisted of expenses to keep our corporate good standing, fees to transfer agents, and operating expenses, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Total operating expenses were $5,953,703 for the nine months ended March 31, 2006, and $3,598,720 for the comparable period in 2005, an increase of $2,354,983 or approximately 65.4%. This increase is mainly attributable to the real estate commissions paid to the Global Realty Network's commission-only real estate agents.

We had a net loss of ($310,306) for the nine months ended March 31, 2006, compared with a net loss of ($56,444) for the nine months ended March 31, 2005. As a percentage of revenue, net loss for the nine-month period ended March 31, 2006, was 1.4%, as compared to 1.5% of revenues for the nine-month period ended March 31, 2005. This decrease can be attributed to increased revenue associated with the opening of the satellite real estate offices and recruiting additional commissioned real estate agents into the six existing satellite real estate offices.

LIQUIDITY AND CAPITAL RESOURCES
Current cash balances and funds available to us under our working capital credit facilities, in addition to our cash flows from operations, are expected to be sufficient to meet our liquidity requirements at our current level of operations through at least the remainder of the fiscal year ending June 30, 2006. We expect to continue our plans for expansion for the remainder of the fiscal year ending June 30, 2006, and believe that cash flows from operations will support those plans over that time period. At the present, we do not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that we would be able to obtain any additional equity or loan financing if needed. We anticipate that revenue generated from our current operations will provide sufficient funds to satisfy our cash needs through the fiscal year ending June 30, 2006.

Our warehouse facility or line of credit presently used to fund loans, in the amount of $5 million, with an interest rate of prime plus 0.75%, is with First Collateral Services. First Collateral requires that we maintain a minimum tangible net worth of $350,000 and pay a fee or penalty of 0.25% of 1% in the event that we fail to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated November 27, 1998, and was renewed on March 31, 2006, until March 31, 2007. The balance of the warehouse facility as of March 31, 2006, was $2,537,710, which matures on March 31, 2007, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit.


CASH FLOW ACTIVITIES
We had an ending cash balance of $671,784 at March 31, 2006 as compared to $1,066,428 at June 30, 2005. The decrease in cash is a direct result of one time expenses associated with the opening of new satellite real estate offices and recruiting commissioned only-real estate agents.

Cash used by operating activities was ($370,207) for the nine months ended March 31, 2006, as compared to ($30,017) for the nine-month period ended March 31, 2005. The main reason for the increase is due to the change in the warehouse line of credit and the change in the receivables from sales of loans.

Cash used in investing activities was ($27,390) for the nine months ended March 31, 2006, as compared to cash of ($32,509) for the nine-month period ended March 31, 2005. The cash used in investing activities was due to the fact that restricted cash was not held at loan closing for escrow payments that must be maintained by the company servicing the loans. There were fewer loans serviced by our company during the same period for 2006 than 2005. Also there was a capital lease entered into for software to better manage our business.

Cash provided by financing activities was $2,953 for the nine months ended March 31, 2006, as compared to cash used by financing activities of ($53,947) for the nine month period ended March 31, 2005. The increase is due to the increase in the capital lease obligation for the software purchase.


ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluations as of March 31, 2006, our principal executive/principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We have engaged an outside public accounting firm to assist in the preparation of the financial statements to be included in the Form 10-QSB and we will continue to evaluate our disclosure controls and procedures using this new resource.

(b) CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS
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



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 26th day of June, 2006.

BOTTOMLINE HOME LOAN, INC.


       By  /s/ Buster Williams, Jr.
           ----------------------------------
           Buster Williams, Jr., President
           Chief Executive Officer and
           Chief Financial Officer