Form 10KSB/A
period 2005-06-30
BOTTOMLINE HOME LOAN INC
filed 2006-09-01
CIK 1017130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A


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

OPERATION OF BUSINESS AFTER ACQUISITION
---------------------------------------

The primary operations of the Company consist of the mortgage business conducted by Bottomline Mortgage, Inc., a majority owned subsidiary of Bottomline Home Loan, Inc. As a mortgage broker, Bottomline generates revenue through the origination and subsequent sale of funded loans and, in some cases, from the servicing of such loans. This revenue is made up of a net gain on the sale of the loans, origination fees, and servicing fees. The origination fees include loan-related fees consisting of origination points, application, documentation and processing fees paid by the borrower.

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

EMPLOYEES
---------

As of September 20, 2005, we have a total of 192 employees, independent contractors and staff. The breakdown is as follows, 175 Commission real estate agents, who are independent contractors, 6 full-time commission-only loan originators and 9 salaried production staff, plus two management staff (Buster Williams, Jr. and his son, David Williams).


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through 6 commission-compensated loan originators and a network of 175 Real Estate agents. Operations are conducted from Company offices in Monrovia, California, Phoenix, Arizona, which operate as community loan centers and call centers to service the 12 states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage originator, underwriting, funding and selling its loan products to various buyers. During fiscal year 2005, Bottomline originated approximately $53,913,337 in loans, of which 92% were first mortgages and 8% were second mortgages made to persons seeking to refinance their residential loans. During the fiscal year 2004, approximately $65,322,658 in loans were originated, of which 95% were first mortgages and 5% were second mortgages to owners seeking to refinance. Bottomline's last fiscal year of operation, July 1, 2004, to June 30, 2005, has shown a very positive impact from the continuing recruitment of Real Estate Agents into our Global Realty network. Bottomline's revenues for the year ended June 30, 2005, indicate that total revenues are up 43% over the same period in 2004. Total revenues for the year ended June 30, 2005, were $5,305,740 versus $3,699,333 for the same period a year earlier. Bottomline's net loss decreased during its latest fiscal year from a net loss of ($44,625) in 2004 to a net loss of ($11,906) in 2005.

As a mortgage originator, Bottomline generates revenues through the origination and subsequent sale of funded loans. These revenues are generated from the net gain on the sale of those loans and interest income earned while the loans are held by Bottomline. The net gain on a sale of a loan consists of the net gain recognized from the difference between the combined selling price of the loan, its related servicing rights and the carrying value of the mortgage loans sold. This net gain would also include the loan-related fees collected, consisting of application, documentation, commitment and processing fees paid by borrowers. Net interest income consists of the difference between interest received by Bottomline on the mortgage loans held for sale until the date sold and the amount of interest paid by Bottomline under its credit facilities. Bottomline also may generate revenue from the servicing of loans sold. Bottomline may sell its loans on a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. If Bottomline retains the servicing rights, it generates revenue through the servicing of the particular loan.

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

Interest rates and economic cycles also affect the mortgage industry. Loan originations typically decrease in a rising interest rate environment. During these periods, refinancing originations decrease as the higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. On the other hand, during a period of lowering of interest rates, Bottomline may experience an increase in the number of loans that are originated. It is possible that when interest rates lower by 1% or more during a short period of time that we may also experience the prepayment of some of the loans that we originate, due to borrowers refinancing a second time to take advantage of the lower rates. Should this occur within the first 3 to 12 months after the origination of our loan, it may cause us to repay service release premiums to lenders that we have sold the servicing rights. To date, we have not had to repay any service release premiums due to early prepayment. This may not be the case in the future. These factors can make period-to-period comparisons difficult. Therefore, Bottomline's historical earnings performance may be of little relevance in predicting future performance. Additionally, the reported financial statistics may not be indicative of Bottomline's results in any future period.

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

Seasonality affects the mortgage business of Bottomline as loan originations are typically at their lowest levels during the fall and winter quarters due to a reduced level of home buying activity during the colder months. Loan originations typically increase during the warmer months, beginning in March and continuing through October. As a result of these trends, Bottomline may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters of the calendar year.

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

NEW ACCOUNTING PRONOUNCEMENTS.
------------------------------

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments," Which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The adoption of this SAB did not have a significant impact on The Company's Consolidated Balance Sheets or Consolidated Statements of Operations.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS123R). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25. For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material effect.


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

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the fiscal years ended June 30, 2005 and 2004, Bottomline recorded repayment of service release premiums to a servicer of $0 and $6,586 respectively.

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


Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2005 and 2004, was $48,725 and $84,776, net allowance for uncollectible receivables of $40,000 and $20,000, respectively, which is shown under the caption "Equity Builder finder's fee receivable" on the consolidated balance sheets. Bottomline stopped enrolling customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future.


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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2005, COMPARED WITH
----------------------------------------------------------------------------
JUNE 30, 2004
-------------

REVENUES
--------

Bottomline had $5,305,740 in revenues for the year ended June 30, 2005, and had $3,699,333 in revenues for the year ended June 30, 2004. This increase is primarily a result of Real Estate Commissions earned from Global Realty. During fiscal 2005, we originated approximately $54 million of loans versus approximately $65 million in fiscal 2004, a decrease of 17%.

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


During fiscal 2005, we focused our efforts on loan origination and establishing the Global Realty network, therefore revenues from real estate commissions increased from $1,161,203 in 2004 to $3,192,886 in 2005. We currently have over 175 real estate agents that operate under our real estate license in California. Other revenues totaled $132,938 and $53,621, respectively, for the years ended June 30, 2005 and 2004. Other revenues consist primarily of monthly desk fees and web site set-up fees charged to our real estate agents. The increase in other revenues is due to the increase in number of real estate agents that we have.


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


Additional expenses in the form of salaries and direct loan costs for the year ended June 30, 2005, were $1,383,613 compared to $1,646,034 for the year ended June 30, 2004, a decrease of $262,421 or 16%. This decrease is attributable to a decrease in employees and other expenses related to a decrease in the number and amount of loans processed during the year ended June 30, 2005, compared to the similar period ended June 30, 2004. Interest expense was $97,439 for the year ended June 30, 2005, compared to $58,418 for 2004. This increase of $39,021 or 67% is a result of increases in loan balances and slower turn times on our warehouse line of credit used for funding of loans and an increase in the interest rate charged on the warehouse line of credit due to the raise in the prime rate.


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


Bottomline's warehouse facility or line of credit used to fund loans, was $3 million as of June 30, 2005, This warehouse facility was renewed as of August 31, 2005 in the amount of $5 million, with an interest rate of prime plus 0.75%, with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $350,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated April 8, 2003, and is up for renewal August 31, 2006. The balance of the warehouse facility as of June 30, 2005, was $2,998,849, which matures on August 31, 2006, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit, and personal guarantees of the President and Vice-President of Bottomline. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in August of 2007. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of August 31, 2006. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During the year ended June 30, 2005 Buster Williams, Jr., the CEO of the Company, and his wife, Mei Chen, purchased an additional 30,000,000 shares of common stock in Bottomline Home Loan, Inc. at a price of $.0.02667 per share, a total of $800,000 cash.


In June of 2000, Bottomline Mortgage, Inc. sold its real estate office to the Company's CEO in exchange for forgiveness of $50,000 of debt. On June 27, 2004, the CEO sold the real estate office back to Bottomline Mortgage for $50,000. The entire purchase price was assigned to the fixed assets of the real estate office.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------


The aggregate fees billed by Mendoza Berger & Company for professional services rendered for the audit of Bottomline's annual financial statements for the fiscal year ended June 30, 2005, were $20,791.18. The aggregate fees billed by Tanner LC for services rendered for the quarterly reviews of the financial statements included in Bottomline's quarterly reports on Form 10-QSB for the fiscal year ended June 30, 2005 were $13,800. The aggregate fees billed by Tanner LC, for professional services rendered for the audit of Bottomline's annual financial statements for the fiscal year ended June 30, 2004, and for the reviews of the financial statements included in Bottomline's quarterly reports on Form 10-QSB for that fiscal year, were $26,070.

Audit Related Fees

Mendoza Berger & Company did not bill Bottomline for any professional services that were reasonably related to the performance of the audit or review of financial statements for the fiscal year ended June 30, 2005, that are not included under audit fees above. Tanner LC, did not bill Bottomline for any professional services that were reasonably related to the performance of the audit or review of financial statements for the fiscal year ended June 30, 2004, that are not included under audit fees above.

Tax Fees

The aggregate fees billed by Mendoza Berger & Company for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2005, were $-0-. The aggregate fees billed by Tanner LC for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2005 and 2004, were $1,615 and $1,375.00, respectively. [Those fees were charged for tax compliance in connection with the preparation of the tax returns for the years ended June 30, 2005, and June 30, 2004.]

All Other Fees

Mendoza Berger & Company did not perform any services for Bottomline or charge any fees other than the services described above under "Audit Fees" [and "Tax Fees"] for the fiscal year ended June 30, 2005. Tanner LC, did not perform any services for Bottomline or charge any fees other than the services described above under "Audit Fees" [and "Tax Fees"] for the fiscal year ended June 30, 2004.



SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August, 2006.


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


Signature                           Title                            Date
---------                           -----                            ----

/s/ Buster Williams, Jr.   President, CEO and Director          August 4, 2006
------------------------
Buster Williams, Jr.


/s/ David Williams         Vice President and Director          August 4, 2006
------------------------
David Williams

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

/s/ MENDOZA BERGER & COMPANY, L.L.P.



Irvine, California
September 27, 2005

                                               215 South State Street, Suite 800
                                                      Salt Lake City, Utah 84111
                                                        Telephone (801) 532-7444
                                                              Fax (801) 532-4911
                                                                www.tannerco.com
--------------------------------------------------------------------------------
TANNER LC
THE CRITICAL KNOWLEDGE SOURCE
BUSINESS ADVISORS                               REPORT OF INDEPENDENT REGISTERED
AND CERTIFIED PUBLIC ACCOUNTANTS
                                                          PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Bottomline Home Loan, Inc.


We have audited the accompanying consolidated balance sheet of Bottomline Home Loan, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LC

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


                                                           BOTTOM LINE HOME LOAN, INC.
                                                 Consolidated Statements of Operations

                                                                  Years Ended June 30,
--------------------------------------------------------------------------------------

                                                              2005             2004
                                                          ------------    ------------
Revenues:
  Income from sale of loans and servicing rights          $    898,067    $    683,355
  Origination fee revenue                                      809,305       1,088,112
  Income from sale of servicing portfolio                      255,836         674,727
  Real estate commission revenue                             3,192,886       1,161,203
  Servicing revenue                                             16,708          38,315
  Other revenue                                                132,938          53,621
                                                          ------------    ------------
     Total revenues                                          5,305,740       3,699,333
                                                          ------------    ------------

Operating expenses:
  Salaries and direct loan costs                             1,383,613       1,646,034
  Cost of servicing portfolio sold                             166,361         378,965
  Real estate commissions paid                               3,059,640       1,101,223
  Interest                                                      97,439          58,418
  General and administrative                                   612,191         550,100
                                                          ------------    ------------
     Total operating expenses                                5,319,244       3,734,740
                                                          ------------    ------------
     Loss from operations                                      (13,504)        (35,407)
                                                          ------------    ------------
Other income (expense):
  Other income (expense)                                          (340)            929
                                                          ------------    ------------
     Total other income (expense)                                 (340)            929
                                                          ------------    ------------
     Net loss before minority interest and taxes               (13,844)        (34,478)

Income tax expense                                                  --         (19,287)
Minority share of loss                                           1,938           9,140
                                                          ------------    ------------
Net loss                                                  $    (11,906)   $    (44,625)
                                                          ============    ============

Net loss per common share - basic and diluted             $         --    $         --
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     15,621,191      15,539,000
                                                          ============    ============

--------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                         2


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

       NEW ACCOUNTING PRONOUNCEMENTS


       In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments," Which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting form changes in market interest rates. The adoption of this SAB did not have a significant impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Operations.


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

--------------------------------------------------------------------------------
                                                                              11

                                                      BOTTOMLINE HOME LOAN, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued

                                                          JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


       In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS123R). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That the cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25. For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material effect.



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

6. INCOME TAXES

       The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons at June 30:

                                                   2005            2004
                                             --------------------------------
        Federal income tax benefit
          at statutory rate                  $         4,000  $       20,000
        Meals and entertainment                            -         (1,000)
        State taxes paid due to suspension
          of use of net operating losses                   -        (19,287)
        Change in valuation allowance                (4,000)        (19,000)
                                             --------------------------------

        Net income tax provision             $             -  $     (19,287)
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


8. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company estimates that the fair value of all financial instruments at June 30, 2005 and 2004, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets.


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