Form 10KSB
period 2006-06-30
BOTTOMLINE HOME LOAN INC
filed 2006-10-06
CIK 1017130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    for the fiscal year ended June 30, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State issuer's revenues for its most recent fiscal year. THE ISSUER'S TOTAL CONSOLIDATED REVENUES FOR THE FISCAL YEAR ENDED JUNE 30, 2006 WERE $ 8,527,452.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AT September 29, 2006, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE (THE ONLY CLASS OF VOTING STOCK), WAS 4,540.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
           PART I

Item 1.    Description of Business.............................................1

Item 2.    Description of Property.............................................6

Item 3.    Legal Proceedings...................................................6

Item 4.    Submission of Matters to a Vote of Security Holders.................6

           PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities..........7

Item 6.    Management's Discussion and Analysis or Plan of Operation...........9

Item 7.    Financial Statements...............................................16

Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................16

Item 8A.   Controls and Procedures............................................16

Item 8B.   Other Information..................................................16

           PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................16

Item 10.   Executive Compensation.............................................17

Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................18

Item 12.   Certain Relationships and Related Transactions.....................19

Item 13.   Exhibits...........................................................19

Item 14.   Principal Accountant Fees and Services.............................21

           Signatures.........................................................22

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING TRENDS IN THE REAL ESTATE INVESTMENT MARKET, PROJECTED LEASING AND SALES, AND FUTURE PROSPECTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.


HISTORY
-------

Bottomline Home Loan, Inc. (f/k/a Cyberenergy, Inc.) was formed under Nevada law on February 15, 1996, with the original intent of being involved in an Internet marketing project. When that project did not materialize, Cyberenergy, Inc. was registered as a blank check company suitable for acquisition or merger with an operating private organization. Cyberenergy, Inc. acquired a controlling interest in Bottomline Mortgage, Inc. in a Stock Acquisition Agreement that closed in June of 2001. Bottomline Mortgage, Inc. was organized on August 29, 1989. Cyberenergy issued 1000 shares of its common stock to acquire 408 shares, approximately 76%, of the common stock of Bottomline Mortgage, Inc. from seven stockholders of that company. The 1000 shares issued by Cyberenergy equaled an approximate 62% interest in the issued and outstanding shares of its common stock. Cyberenergy then filed an amendment to its Articles of Incorporation to change its name from Cyberenergy, Inc. to Bottomline Home Loan, Inc. This change was filed with the State of Nevada's Secretary of State on July 20, 2001.

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


GENERAL
-------

Bottomline Mortgage, Inc. was founded in 1989. Bottomline has focused on growing its origination volume through the construction of a retail origination network as a result of internal growth, and, until July 2006, through the operation of a real estate network "Global Realty". Bottomline Home Loan, Inc. initially acquired a 76% ownership interest in Bottomline Mortgage, Inc., which is now operated as a subsidiary of Bottomline Home Loan, Inc. That ownership percentage has increased to 88% as a result of Bottomline Home Loan, Inc.'s purchase of additional shares of its subsidiary, Bottomline Mortgage, Inc., but returned to 76% in April 2006 when Bottomline Home Loan, Inc., sold 720,000 shares of stock in Bottomline Mortgage, Inc., to David Williams, its Vice-President and a director, for $240,000. See Item 12. Certain Relationships and Related Transactions.

OPERATION OF BUSINESS AFTER ACQUISITION
---------------------------------------

The primary operations of the Company consist of the mortgage banking business conducted by Bottomline Mortgage, Inc., a majority owned subsidiary of Bottomline Home Loan, Inc. As a mortgage bank, Bottomline Mortgage Inc. generates revenue through the origination and subsequent sale of funded loans. This revenue is made up of a net gain on the sale of the loans and origination fees. The origination fees include loan-related fees consisting of origination points, application, documentation, and processing fees paid by the borrower.

Bottomline, through its Global Realty division, is also a licensed real estate broker. Global Realty is a network of over 175 commissioned real estate agents that worked under Bottomline's real estate license in Southern California. The agents pay Global Realty a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close. The Global Realty network has been a source of additional mortgage loan referrals As the agents within the network refer many of their customers to Bottomline for their mortgage needs.

In 2006, Bottomline was informed by the U.S. Department of Housing and Urban Development (HUD) that it could not maintain its approved status as a mortgage loan provider if it continued to receive substantial revenues from its real estate operations. Accordingly in July 2006, Bottomline sold its Global Realty Division to Right Start Real Estate Services, Inc., which is owned by Bottomline's president and director, Buster Williams, Jr., for $1.

The primary expenses for Bottomline's operations consist of salaries and benefits paid to employees; occupancy and equipment costs; internet-related expenses, including licensing and participation fees, advertising costs, marketing, promotion, data processing and communication costs and real estate commissions. A substantial portion of these expenses are variable in nature. The primary expenses for Bottomline's operations consist of salaries and Commissions paid to loan originators and real estate agents are extremely variable, while other salaries and benefits fluctuate from quarter to quarter based on Bottomline's assessment of the appropriate levels of non-loan originator staffing, which correlate to the current level of loan origination volume and the internal perception of future loan origination volume.

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

Interest rates and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to changes in the interest rate environment and the slowdown in the housing market over recent months, Bottomline's historical performance may not be indicative of results in future interest rate environment periods. Recent net losses or profits by Bottomline may distort some ratios and financial statistics and may make period-to-period comparisons difficult.

--------------------------------------------------


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

         JUMBO LOANS. Jumbo Loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $417,000 for single-family, one-unit mortgage loans in the continental United States). Bottomline offers Jumbo Loans with creative financing features, such as the pledging of security portfolios. Bottomline's Jumbo Loan program is geared to the more financially sophisticated borrower.

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

--------------------------------------------------

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

--------------------------------

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

EMPLOYEES
---------

As of June 30, 2006, Bottomline had a total of 204 employees, independent contractors and staff. The breakdown is as follows, 175 Commission real estate agents, who are independent contractors, 18 full-time commission-only loan originators and 9 salaried production staff, plus two management staff (Buster Williams, Jr. and his son, David Williams).


ITEM 2.  DESCRIPTION OF PROPERTY

Bottomline currently maintains its executive offices at 201 East Huntington Drive, Suite 202, Monrovia, California 91016. The building is owned by Addmaster Corporation, at 201 East Huntington Drive, Monrovia, CA. 91016, an unrelated California Corporation. Bottomline pays annual rent of $81,900 for the use of this 3,900 square foot office location.

Through June 30,2006, Bottomline also maintained six small satellite offices in Southern California for use by the members of the Global Realty Network for meetings with clients. Bottomline paid an aggregate of $78,687 in annual rent for these six offices.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fiscal year ended June 30, 2006.

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

RECORD HOLDERS
--------------

Bottomline Home Loan, Inc.'s authorized capital stock consists of 49,995 shares of common stock, par value $0.001, of which 4,540 are issued and outstanding as of June 30, 2006. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bottomline's operations are conducted through its subsidiary Bottomline Mortgage, Inc. Bottomline is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. Bottomline offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through six commission-compensated loan originators. Operations are conducted from Company offices in Monrovia, California, which operates as community loan center and call center to service the nine states in which Bottomline is currently approved to originate mortgages. Bottomline operates primarily as a mortgage banker, underwriting, funding and selling its loan products to various buyers. During fiscal year 2006, Bottomline originated approximately $77.1 million in loans, of which 90.4% were first mortgages and 9.7% were second mortgages made to persons seeking to refinance their residential loans. During the fiscal year 2005, approximately $53.9 million in loans were originated, of which 92% were first mortgages and 8% were second mortgages to owners seeking to refinance. Bottomline's last fiscal year of operation, July 1, 2005 to June 30, 2006, has shown a very positive impact from the continuing recruitment of Real Estate Agents into our Global Realty network during the last year. Bottomline's total revenues for the year ended June 30, 2006, were $8,527,454, up 60.7% over the same period in 2005.
With the sale of the Global Realty Network in July 2006, however, we expect a substantial reduction in our revenue for the 2007 fiscal year.

Total revenues for the year ended June 30, 2005, were $5,305,740. Bottomline's net loss increased during its latest fiscal year from a net loss of $11,906 in 2005, to a net loss of $183,961 in 2006.

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

For the period 1998 through 2006, inflation has been relatively low, and we believe it has not had a material effect on Bottomline's results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans that Bottomline originates. This impact would adversely affect Bottomline's future results of operations.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153 ("SFAS 153"), Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 153 to have a material impact on its financial condition or results of operations.

----------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material effect on the Company's results of operations, financial condition of cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets---an amendment of FASB Statement No. 140." SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The Company has adopted SFAS No. 156 as of June 30, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The following is a discussion of our critical accounting policies and estimates that management believes are material to an understanding of our results of operations and that involve the exercise of judgment or estimates by management.

REVENUE RECOGNITION. Income from the sale of loans and servicing rights consists of service and release premiums, origination fees, processing fees and certain other income related to mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets, which are: (1) the transferred assets have been isolated from Bottomline and its creditors, (2) the transferee (investor) has the right to pledge or exchange the mortgage, and (3) Bottomline does not maintain effective control over the transferred mortgage loan. Bottomline does not carry any mortgage loans for investment purposes. A firm commitment is obtained from the investor on a loan-by-loan basis before closing a loan; therefore, each loan is sold virtually at the same time it is closed, removing all exposure to interest rate changes. Such loans are sold at premiums or discounts depending on the ultimate yield required by the investor. All premiums or discounts are paid by the investor at the time the loan is sold. Immediately after closing, the loan documents are sent to the investor endorsed in blank, thus allowing the holder of the loan to sell or transfer the loan at its discretion. This means title and effective control have transferred to the investor. At such time, revenue, calculated as the amount due from the investor in excess of the loan funded by Bottomline, is recorded. Payment of most receivables from the sale of loans is received within one week of closing. Because title of the loan has been transferred, Bottomline is not exposed to market risk during this time period. Bottomline may be required to repurchase the loans from investors if specific original documents specified by the investor are not delivered, if there was fraud in the origination of the loan, or if the borrower becomes delinquent during the first several months after the loan is sold. Bottomline's accounting policy is to reserve for the estimated loan repurchases. During the fiscal years ended June 30, 2006 and 2005, Bottomline did not record any loan repurchase expenses.

In connection with the sale of mortgage loans, Bottomline also may sell the servicing rights to such loans. Bottomline recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonably assured. Bottomline's contracts with investors or servicers that purchase these rights require certain warrants and representations by Bottomline that guarantee the mortgages will be serviced for a minimum of three to 12 months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro rata portion of the service release premium paid to Bottomline. Bottomline's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers; however, to date such estimates have not been material. During the fiscal years ended June 30, 2006 and 2005, Bottomline did not record any service release premiums.

-----------------------------------------------------

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

Equity Builder finder's fees represent finders' fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make biweekly payments by automatic transfer, which results in a quicker loan payoff. Equity Builder revenue is recognized upon Bottomline receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2006 and 2005, was $36,209 and $48,725, net allowance for uncollectible receivables of $40,000 and $40,000, respectively, which is shown under the caption "Equity Builder finder's fee receivable" on the consolidated balance sheet. Bottomline stopped initiating customers in the Equity Builder Program in September 2002, and does not anticipate enrolling customers in the future. Revenue from servicing loans is recognized monthly as the services are performed.

Bottomline originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Mortgage servicing rights represent the right to receive payments from the mortgages, administer the escrow accounts, and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of servicing rights divided by the total revenue from the origination of the mortgage, including the sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2006 and 2005.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2006, COMPARED WITH
------------------------------------------------------------------------------
JUNE 30, 2005
-------------

REVENUES
--------

Bottomline had $8,527,454 in revenue for the year ended June 30, 2006, and had $5,305,740 in revenue for the year ended June 30, 2005. This increase is primarily a result of Real Estate Commissions earned from Global Realty. During fiscal 2006, we originated approximately $77.1 million of loans versus approximately $54.0 million in fiscal 2005, an increase of 42.8%.

Bottomline had loan origination income and interest income of $1,191,552 in fiscal 2006 versus $809,305 in fiscal 2005, an increase of 47.2%. In addition, we had income from the sale of loans and servicing rights in the amount of $1,511,039 in fiscal 2006 compared with $898,067 in fiscal 2005, an increase of 68.3%. We had income from the sale of servicing portfolios of $5,005 compared to $255,836, respectively, of the fiscal years ended June 2006 and 2005. The majority of the servicing rights were sold during the 2005 fiscal year.

We recognized servicing revenue of $1,262 and $16,708, respectively during the years ended June 30, 2006 and 2005. During fiscal 2006, we focused our efforts on loan origination and establishing the Global Realty network, therefore our revenues from real estate commissions increased to $5,663,962 in 2006 from $3,192,886 in 2005, an increase of 77.4%. We currently have over 175 real estate agents that operated under our real estate license in California. Other revenues totaled $154,632 and $132,938, respectively, for the years ended June 30, 2006 and 2005. Other revenues consist primarily of monthly desk fees and web site set-up fees charged to our real estate agents.

EXPENSES
--------

General and administrative expenses for the fiscal year ended June 30, 2006, were $722,372 and such expenses for the fiscal year ended June 30, 2005, were $610,591, an increase of $111,781 or 18.3%. General and administrative expenses for 2006 and 2005 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and expenses to operate the Company, including rent, telephone, licensing fees, equipment leases, accounting and legal services.

Additional expenses in the form of salaries and direct loan costs for the year ended June 30, 2006, were $2,345,634 compared to $1,383,613 for the year ended June 30, 2005, an increase of $962,021 or 69.5%. This increase is attributable to an increase in employees and other related expenses. Interest expenses of $279,575 for the year ended June 30, 2006, compared to $97,439 for 2005. This increase of $182,136 or 186.9% is a result of increase in loan balances on our warehouse line of credit used for funding of loans and an increase in the interest rate charged on the warehouse line of credit due to the raise in the prime rate.

Total operating expenses for the year ended June 30, 2006, were $8,739,138, compared to $5,317,644 for the year ended June 30, 2005, an increase of $3,421,494, or 64.3%, resulting primarily from real estate commissions paid and other factors as stated.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2006, COMPARED WITH
------------------------------------------------------------------------------
JUNE 30, 2005 (CONTINUED)
------------------------

LOSSES/GAINS
------------

The Company had a net loss of $183,961 for the year period ended June 30, 2006, compared to net loss of $11,906 for the fiscal year ended June 30, 2005. The net loss for the current year is a reflection of increased expense related to interest and the cost associated with the recruiting of real estate agents to build the Global Realty network.

LIQUIDITY AND CAPITAL RESOURCES OF BOTTOMLINE HOME LOAN, INC.
-------------------------------------------------------------

Current cash balances and funds available to Bottomline under its working capital credit facilities, in addition to its cash flows from operations, are expected to be sufficient to meet its liquidity requirements at its current level of operations through at least the next 12 months following the filing of this Form 10-KSB. Bottomline does expect to continue its plans for expansion and for the next 12 months believes that cash flows from operations will support those plans over that time period. At the present, Bottomline does not have any commitments for any additional equity or loan arrangements and cannot provide any level of assurance that Bottomline would be able to obtain any additional equity or loan financing if needed. Bottomline anticipates that revenue generated from its current operations will provide sufficient funds to satisfy the cash needs of Bottomline through the fiscal year ending June 30, 2007.

Bottomline's warehouse facility or line of credit used to fund loans, was $11 million as of June 30, 2006, This warehouse facility was renewed as of August 31, 2005 in the amount of $11 million, with an interest rate of prime plus 0.75% (8.75%), with First Collateral Services. First Collateral requires that Bottomline maintain a minimum tangible net worth of $900,000 and pay a fee or penalty of 0.25% of 1% in the event that Bottomline fails to utilize at least 50% of the line during a month. Loans funded by this line must be paid off or purchased within 45 days of the funding date. The original Master Loan Warehousing Agreement was dated April 8, 2003, and is up for renewal August 31, 2006. The balance of the warehouse facility as of June 30, 2006, was $9,308,535, which matures on August 31, 2006, and is secured by the notes and deeds of trust from the loans that are funded on the line of credit and personal guarantees of the President and Vice-President of Bottomline. Bottomline anticipates rolling over the warehouse credit facility into a new facility that will mature in August of 2007. There can be no assurance that Bottomline will be successful in renewing the credit facility on its maturity date of August 31, 2006. If Bottomline is not successful in renewing the credit facility, it will be unable to continue its loan origination business.

PRODUCT RESEARCH AND DEVELOPMENT
--------------------------------

We do not plan to conduct any significant research or development activities in the coming 12-month period.

EXPECTED PURCHASE OR SALE OF PLANT AND EQUIPMENT
-------------------------------------------------

We have no current plan to buy any specific additional plant or equipment.

ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended June 30, 2006, are attached hereto as F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.


ITEM 8A. CONTROLS AND PROCEDURES

Bottomline evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 as of June 30, 2006. Based upon that evaluation, Bottomline's chief executive officer and chief financial officer has concluded that Bottomline's disclosure controls and procedures were effective. There have been no changes in Bottomline's internal controls or financial reporting in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Bottomline's internal control over financial reporting, and there were no corrective actions regarding significant deficiencies or material weaknesses.


ITEM 8B. OTHER INFORMATION

None.



                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following individuals constitute the Company's executive officers and directors as of September 20, 2005:

                  Name                 Age           Position
                  ----                 ---           --------
         Buster Williams, Jr.           53           President and Director
         David Williams                 31           Vice President and Director

Buster Williams, Jr. founded Bottomline Mortgage, Inc. in 1989 and has served as its Chairman of the Board and Chief Executive Officer since that time. He was also the largest stockholder until he sold his interest to Bottomline Home Loan, Inc. His responsibilities with Bottomline Home Loan, Inc. include strategic planning for the Company as well as overseeing the day-to-day operations. Prior

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONTINUED)


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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended June 30, 2006, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, and or any other persons known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.


ITEM 10. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and noncash compensation in excess of $100,000 paid or accrued by officers of the Company during the fiscal years ended June 30, 2006 and 2005:


                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                     ------------------------------------
                                        ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                                ------------------------------------ ------------------------ -----------
           (a)            (b)       (c)         (d)         (e)          (f)         (g)         (h)          (i)
                                                           OTHER                  SECURITIES
                                                           ANNUAL     RESTRICTED  UNDERLYING                  ALL
                                                          COMPEN-       STOCK      OPTIONS/      LTIP        OTHER
        NAME AND                                           SATION       AWARD(S)    SARS        PAYOUTS     OMPEN-
   PRINCIPAL POSITION     YEAR  SALARY ($)   BONUS ($)     ($)(1)        ($)        (#)           ($)       SATION
---------------------- ------------------- ----------- ----------- ------------ ----------- ----------- ----------
  Buster Williams, Jr.     2006          $0       --      $140,000          --           --          --        --
    CEO and Director
                           2005          $0       --      $ 99,110          --           --          --        --

-------------------------------
(1)  Compensation disclosed under this column is transaction-based, resulting from services performed as a real estate agent or loan officer.

We have not entered into written employment agreements with our executive officers.

COMPENSATION OF DIRECTORS
--------------------------

Directors are not compensated as directors in addition to the other compensation they receive as real estate agents or loan officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of June 30, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of June 30, 2006, there were 4,540 shares of common stock issued and outstanding.

     NAME OF PERSON OR GROUP          NATURE OF OWNERSHIP(1)  AMOUNT  PERCENTAGE
     -----------------------          ----------------------  ------  ----------

PRINCIPAL STOCKHOLDERS:

  Buster Williams, Jr.(1)                 Common Stock         3,844        85%
  201 E. Huntington Drive, Suite 202
  Monrovia, CA 91016

  David J. Williams(2)                    Common Stock           276         6
  201 E. Huntington Drive, Suite 202
  Monrovia, Ca. 91016

DIRECTORS:
  Buster Williams, Jr.(1)                 Common Stock          3,844       85
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  David Williams(2)                       Common Stock            276        6
  201 East Huntington Drive, Suite 202
  Monrovia, CA  91016

  ALL EXECUTIVE OFFICERS AND
  DIRECTORS AS A GROUP (2 PERSONS)        Common Stock          4,120       91

--------------------------------------------------------------------------------

(1) Consists of 3000 shares held by Buster Williams, Jr. and Mei Chen, as JT, 814 shares held by Buster Williams, Jr., and 30 shares held by his wife, Mei Chen. Buster Williams, Jr., is the President and a director of the Company and the father of David Williams.
(2) Consists of 250 shares held by David Williams and 26 shares held by his wife, Caitlin Williams. David Williams is a director of the Company and the son of Buster Williams, Jr.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During the year ended June 30, 2005 Buster Williams, Jr., the CEO of the company and his wife, Mei Chen purchased an additional 3000 shares of common stock in Bottomline Home Loan, Inc. at a price of $266.7 per share, a total of $800,000 cash.

In June of 2000 Bottomline Mortgage, Inc. sold its real estate office to the Company's CEO in exchange for forgiveness of $50,000 of debt. On June 27, 2005, the CEO sold the real estate office back to Bottomline Mortgage for $50,000. The entire purchase price was assigned to the fixed assets of the real estate office.

As a result of a settlement agreement with a minority stockholder of Bottomline Mortgage, Inc., Buster Williams, Jr., in his personal capacity, agreed to purchase 71.5 shares of stock in that entity from the minority stockholder over a 30-month period. During the fiscal year ended June 30, 2005, Mr. Williams purchased 17.5 shares of stock pursuant to that agreement for a price of $2,400 per share. During that period, Bottomline purchased 17.5 of those shares from Mr. Williams at a price of $2,400 per share in an effort to increase its ownership interest in its subsidiary. In April 2006, Bottomline Home Loan, Inc., sold 720,000 shares of its subsidiary, Bottomline Mortgage, Inc., to David Williams, its Vice President and a director, for $240,000.


ITEM 13. EXHIBITS

The following exhibits, which are required to be attached by Item 601 of Regulation S-B, are incorporated herein by this reference.


    EXHIBIT                           TITLE OF DOCUMENT
    NUMBER                            LOCATION
--------------------------------------------------------------------------------
    ITEM 3           ARTICLES OF INCORPORATION AND BYLAWS
--------------------------------------------------------------------------------

     3.01 Articles of Incorporation of Cyberenergy, Inc. filed February 15, 1996. Incorporated by reference(1).

     3.02        Amendment to the Articles of Incorporation of Cyberenergy, Inc.
                 filed December 15, 1999.  Incorporated by reference(1).

     3.03        Amendment to the Articles of Incorporation of Cyberenergy, Inc.
                 (name change to Bottomline Home Loan, Inc.) filed
                 July 20, 2001.   Incorporated by reference(2).

     3.04 Bylaws adopted December 31, 1999. Incorporated by reference(1).

  EXHIBIT                             TITLE OF DOCUMENT
  NUMBER                              LOCATION
--------------------------------------------------------------------------------

    ITEM 4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
--------------------------------------------------------------------------------
     4.01 Employee Benefit Plan adopted December 14, 1999. Incorporated by reference(1).

--------------------------------------------------------------------------------

    ITEM 10      MATERIAL CONTRACTS
--------------------------------------------------------------------------------
     10.01 Stock Purchase Agreement between Buster Williams, Jr. and Cyberenergy, Inc., dated April 2001. Incorporated by reference(2).

     10.02 Stock Acquisition Agreement between and among Cyberenergy, Inc. and Buster Williams, Jr., David Williams, Mei Chen, Caitlin Rabanera, Matt Morris, Sandra Jorgensen and Athena V. Killeen dated May 2001. Incorporated by reference (2).

     10.03 Stock Purchase Agreement between and among Cyberenergy, Inc. and Torchmail Communications, Inc. dated June 2001. Incorporated by reference(2).

--------------------------------------------------------------------------------

    ITEM 23      CONSENTS OF EXPERTS AND COUNSEL
--------------------------------------------------------------------------------
     23.01       Consent of Mendoza Berger & Co.  Attached.

--------------------------------------------------------------------------------

    ITEM 31      RULE 13A-14(a)/15d14(a) CERTIFICATIONS
--------------------------------------------------------------------------------
     31.01 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14. Attached.

--------------------------------------------------------------------------------

    ITEM 32      SECTION 1350 CERTIFICATIONS
--------------------------------------------------------------------------------
     32.01 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------
(1) Incorporated by reference from the registration statement on Form 10-SB filed August 30, 2000, SEC File No. 000-31413.
(2) Incorporated by reference from the annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed September 21, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------
The aggregate fees billed by Mendoza Berger & Company for professional services rendered for the audit of Bottomline's annual financial statements for the fiscal year ended June 30, 2006, were $35,000.00 and for fiscal year ended June 30, 2005 were $20,791.18

Audit Related Fees
------------------
Mendoza Berger & Company did not bill Bottomline for any professional services that were reasonably related to the performance of the audit or review of financial statements for the fiscal years ended June 30, 2006 and 2005, that are not included under audit fees above.

Tax Fees
--------
There were no fees billed by Mendoza Berger & Company for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2006, or 2005.

All Other Fees
--------------
Mendoza Berger & Company did not perform any services for Bottomline or charge any fees other than the services described above under "Audit Fees" for the fiscal years ended June 30, 2006 and 2005.




         Annual Audited Financial Statements                                Page
                                                                            ----

         Report of Independent Registered Public Accounting Firm            F-1

         Consolidated Financial Statements

         Consolidated Balance Sheets                                        F-2

         Consolidated Statements of Operations                              F-3

         Consolidated Statement of Stockholders' Equity (Deficit)           F-4

         Consolidated Statements of Cash Flows                              F-5

         Notes to Consolidated Financial Statements                 F-6 to F-18

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of September, 2006.


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

Signature                           Title                            Date
---------                           -----                            ----

/s/ Buster Williams, Jr.   President, CEO and Director        September 29, 2006
------------------------
Buster Williams, Jr.


/s/ David Williams         Vice President and Director        September 29, 2006
------------------------
David Williams

                           BOTTOMLINE HOME LOAN, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders' of Bottomline Home Loan, Inc.

We have audited the accompanying consolidated balance sheets of Bottomline Home Loan, Inc. (a Nevada corporation) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal controls over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bottomline Home Loan, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP



September 29, 2006
Irvine, California



                                BOTTOMLINE HOME LOAN, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                            June 30,       June 30,
                                                              2006           2005
                                                           -----------    -----------
      ASSETS
Current assets:
  Cash and cash equivalents                               $    415,503    $ 1,066,428
  Restricted cash                                               18,916         52,240
  Receivables from sales of loans                           10,173,705      3,206,115
  Mortgage servicing rights, net                                41,355         11,397
  Prepaids and other current assets                              3,647         42,487
                                                          ------------    -----------
     Total current assets                                   10,653,126      4,378,667

Property and equipment, net                                    177,453        154,353
Equity builder finder's fee receivable, net                     36,209         48,725
Other assets                                                    13,312         13,312
                                                          ------------    -----------
     Total assets                                         $ 10,880,100    $ 4,595,057
                                                          ============    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Warehouse line of credit                                $  9,308,535    $ 2,998,849
  Accounts payable and accrued expenses                        254,118        308,200
  Current portion of capital lease obligations                  30,415         17,690
                                                          ------------    -----------
     Total current liabilities                               9,593,068      3,324,739

Capital lease obligations, net of current portion               70,820         30,691
                                                          ------------    -----------

     Total liabilities                                       9,663,888      3,355,430
                                                          ------------    -----------

Minority interest                                              335,343        174,797


Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares
     Authorized; 0 shares issued and outstanding
     At June 30, 2006 and 2005, respectively                        --             --
  Common stock, $.001 par value, 49,995 shares
     authorized; 4,540 and 4,540 shares issued
     and outstanding at June 30, 2006 and 2005,
     respectively                                                    5              5
  Additional paid-in capital                                 1,319,097      1,319,097
  Accumulated deficit                                         (438,233)      (254,272)
                                                          ------------    -----------
     Total stockholders' equity                                880,869      1,064,830
                                                          ------------    -----------

     Total liabilities and stockholders' equity           $ 10,880,100    $ 4,595,057
                                                          ============    ===========



-------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                      F-2


                                 BOTTOM LINE HOME LOAN, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED JUNE 30,
                                                              2006             2005
                                                          ------------    ------------
Revenues:
  Income from sale of loans and servicing rights          $  1,511,039    $    898,067
  Origination fee revenue                                    1,191,552         809,305
  Income from sale of servicing portfolio                        5,005         255,836
  Real estate commission revenue                             5,663,962       3,192,886
  Servicing revenue                                              1,262          16,708
  Other revenue                                                154,632         132,938
                                                          ------------    ------------
     Total revenues                                          8,527,452       5,305,740
                                                          ------------    ------------

Operating expenses:
  Salaries and direct loan costs                             2,345,634       1,383,613
  Cost of servicing portfolio sold                                  --         166,361
  Real estate commissions paid                               5,391,557       3,059,640
  Interest on warehouse line of credit                         270,368          90,960
  Interest on capital leases                                     9,207           6,479
  General and administrative                                   722,372         610,591
                                                          ------------    ------------
     Total operating expenses                                8,739,138       5,317,644
                                                          ------------    ------------
     Loss from operations                                     (211,686)        (11,904)
                                                          ------------    ------------
Other expense:
  Other expense                                                   (671)           (340)
                                                          ------------    ------------
     Total other expense                                          (671)           (340)
                                                          ------------    ------------
     Net loss before minority interest and taxes              (211,015)        (12,244)

Income tax expense                                              (1,600)         (1,600)

Minority share of loss                                          29,996           1,938
                                                          ------------    ------------

Net loss                                                  $   (183,961)   $    (11,906)
                                                          ============    ============

Net loss per common share - basic and diluted             $     (40.52)   $      (2.62)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted          4,540           1,540
                                                          ============    ============




--------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                       F-3



                                  BOTTOMLINE HOME LOAN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             YEARS ENDED JUNE 30, 2006 and 2005

                                  COMMON STOCK    ADDITIONAL
                                 --------------   PAID-IN     ACCUMULATED
                                 SHARES  AMOUNT   CAPITAL       DEFICIT      TOTAL
                                 -----------------------------------------------------


Balance, June 30, 2004           1,540     $ 2    $ 649,928    $ (242,366)   $ 407,564

Buy-back of subsidiary common
Stock                               --      --      (40,000)           --      (40,000)

Change in minority interest due
to buy-back of subsidiary stock
and capital infusion                --      --      (90,828)           --      (90,828)

Issuance of stock to a related
Party for cash                   3,000       3      799,997            --      800,000

Net loss                            --      --           --        (11,906)    (11,906)

----------------------------------------------------------------------------------------

Balance, June 30, 2005            4,540    $ 5   $ 1,319,097    $ (254,272)  $1,064,830

Net loss                             --     --            --      (183,961)    (183,961)

----------------------------------------------------------------------------------------

Balance, June 30, 2006            4,540    $ 5     $ 1,319,097   $ (438,233)   $ 880,869







-------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                      F-4


                              BOTTOMLINE HOME LOAN, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED JUNE 30,
                                                                 2006              2005
                                                             -----------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (183,961)     $    (11,906)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                60,991            23,620
     Bad debt expense on equity finder's fee receivable               --            20,000
     Minority interest in net income (loss)                      (29,996)           (1,938)
     Decrease (increase) in:
       Receivables from sales of loans                        (6,967,590)       (1,293,489)
       Equity builder finder's fee receivable                       -               16,051
       Short term receivables                                     12,516                --
       Prepaid and other current assets                           38,840           (38,482)
       Mortgage servicing rights                                 (29,958)           30,821
       Other assets                                                   --             2,775
     Increase (decrease) in:
       Accounts payable and accrued expenses                     (54,082)          136,874
                                                            ------------      ------------

         Net cash (used) provided by operating activities     (7,153,240)       (1,115,374)
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                         33,324           (44,126)
   Purchase of property and equipment                            (84,091)          (13,822)
                                                            ------------       -----------

         Net cash used in investing activities                   (50,767)          (57,948)
                                                             ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in warehouse line of credit                      6,309,686          1,233,575
   Payment of note payable                                        12,725                --
   Payments of capital lease obligations                         (30,691)           (26,124)
   Proceeds from long-term debt                                   70,820                --
   Buy-back of subsidiary common stock                           (49,458)           (40,000)
   Proceeds from issuance of stock                               240,000            800,000
                                                             ------------       -----------

         Net cash provided by financing activities              6,553,082         1,967,451
                                                             ------------       -----------

Net increase in cash and cash equivalents                         650,925           793,829

Cash and cash equivalents at beginning of year                  1,066,428           272,599
                                                             ------------       -----------
Cash and cash equivalents at end of year                       $  415,503       $ 1,066,428
                                                              -----------       ------------



-------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                            F-5

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

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

       The Company, through its Global Realty division, is a licensed real estate broker. Global Realty is a network of over 175 commissioned real estate agents that work under the Company's real estate license in Southern California. The agents pay Global Realty a monthly membership fee to be a member of the Global Realty network, in addition to a flat fee out of each transaction they close. As of July 1, 2006, this division will have been acquired by Right Start Real Estate Services, Inc., as a separate legal entity owned by Buster Williams, Jr.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Bottomline Home Loan, Inc. (formerly known as Cyberenergy, Inc.) and its 76%-owned subsidiary, Bottomline Mortgage, Inc. Minority interest in consolidated subsidiary represents minority shareholders' proportionate share of the equity in Bottomline Mortgage, Inc. All significant intercompany balances and transactions are eliminated.




--------------------------------------------------------------------------------
                                                                             F-6

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

       Minority interest in the consolidated subsidiary represents Bottomline Home Loan, Inc.'s proportionate share of the equity of Bottomline Mortgage, Inc. At June 30, 2006 and 2005, Bottomline Home Loan, Inc. owned Bottomline Mortgage's capital stock, representing approximately 76% voting rights. Bottomline Home Loan, Inc.'s 76% interest requires that Bottomline Mortgage, Inc.'s operations be included in the consolidated financial statements. The twelve percent equity interest of Bottomline Home Loan, Inc., that is not owned by Bottomline Mortgage, Inc. is shown as "Minority interest in consolidated Subsidiary" in the June 30, 2006, and 2005 Consolidated Statements of Earnings and Consolidated Balance Sheets.

       ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       RECLASSIFICATIONS

       Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

       CASH AND CASH EQUIVALENTS

       The Company considers all deposits with initial maturities of three months or less to be cash equivalents.

       RESTRICTED CASH

       The Company holds cash in a custodial bank account for the payment of tax and insurance impounds on loans serviced by the Company. These funds are transferred at the time of sale of the loan or servicing rights to the investor which purchases them. At June 30, 2006, the Company had $18,916 of restricted cash, as compared with $52,240 at June 30, 2005. The restricted cash is classified as a current asset. The cash held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in money market funds. Income from these investments is paid to the Company.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company estimates that the fair value of all financial instruments at June 30, 2006 and 2005, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.

       CONCENTRATION OF REVENUES

       The Company sold materially all of its loans to three investors during the years ended June 30, 2006 and 2005.

--------------------------------------------------------------------------------
                                                                             F-7

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       EARNINGS PER SHARE

       The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the conversion of debt or equity instruments convertible into common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive. As of June 30, 2006 and 2005, the Company had no common stock equivalents outstanding.




--------------------------------------------------------------------------------
                                                                             F-8

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       MORTGAGE SERVICING RIGHTS AND RECEIVABLES FROM SALES OF LOANS

       The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights represent the right to receive payments from the mortgagees, administer the escrow accounts and remit the mortgage payments to the investor. The investor pays the servicer a predetermined rate in exchange for servicing the loans. Servicing rights are recognized as assets based on a percentage of the direct costs incurred to originate the loan. The percentage of direct costs is calculated by taking the estimated revenue from the sale of the servicing rights divided by the total revenue from the origination of the mortgage, including sale of servicing rights. The servicing rights asset is amortized over the expected life of the asset, which has been estimated by management to be an average of nine years. Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of unamortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. There were no impairment charges incurred during the years ended June 30, 2006 and 2005.


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







--------------------------------------------------------------------------------
                                                                             F-9

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       In connection with the sale of mortgage loans, the Company may also sell the servicing rights to such loans. The Company recognizes revenue from the sale of such servicing rights when an agreement with the purchaser of such servicing rights exists, ownership to such servicing rights has been transferred to the purchaser, the selling price of such servicing rights is fixed or determinable, and collectibility is reasonable assured. The Company's contracts with investors or servicers that purchase these rights require certain warrants and representations by the Company which guarantee the mortgages will be serviced for a minimum of three to twelve months after they are purchased. Should for any reason the loan be paid off or prepaid during the first year, the servicer may request the return of all or a pro-rated portion of the service release premium paid to the Company. The Company's accounting policy is to provide a reserve for the amount of fees that are estimated to be refunded to the servicers. To date, such estimates have not been material, therefore no reserves have been established. During the years ended June 30, 2006 and 2005, the Company did not refund any service release premiums to a servicer.





--------------------------------------------------------------------------------
                                                                            F-10

                              BOTTOMLINE HOME LOAN, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RECOGNITION OF MORTGAGE FEE INCOME (CONTINUED)

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

       RECOGNITION OF EQUITY BUILDER FINDER'S FEES

       Equity builder finder's fees represent fees charged to customers to initiate the Equity Builder Program (the program). The program allows the customer to make bi-weekly payments by automatic transfer, which results in a quicker loan payoff. Equity builder revenue is recognized upon the Company receiving confirmation from the servicing agent that the loan payments will be processed in accordance with the program. The unpaid balance from the program due from customers at June 30, 2006 and 2005 was $36,209 and $48,725, net of the allowance for uncollectible receivables of $40,000 and $40,000, respectively, which is shown under the caption "Equity builder finder's fee receivable, net" on the balance sheet.

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




--------------------------------------------------------------------------------
                                                                            F-11

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INCOME TAXES

       Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is subject to an $800 minimum California Franchise Tax for each corporation, Bottomline Home Loan, Inc. and Bottomline Mortgage, Inc., a total of $1600 for the years ended June 30, 2006 and 2005.

       STOCK BASED COMPENSATION

       The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 123(R) "Share-Based Payment." In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. As of June 30, 2006 and 2005 the Company did not have any stock options outstanding.

       ADVERTISING

       The Company expenses advertising costs as they are incurred. During the years ended June 30, 2006 and 2005, the Company had advertising expenses, which are included in general and administrative expenses, aggregating $18,013 and $9,199, respectively.

       NEW ACCOUNTING PRONOUNCEMENTS

       In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153 ("SFAS 153"), Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 153 to have a material impact on its financial condition or results of operations.



--------------------------------------------------------------------------------
                                                                            F-12

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

       In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

       In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material effect on the Company's results of operations, financial condition of cash flows.

       In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets---an amendment of FASB Statement No. 140." SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The Company will adopted SFAS No. 156 in the 2007 fiscal year.



--------------------------------------------------------------------------------

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

2. PROPERTY AND EQUIPMENT

       Property and equipment consists of the following as of June 30:

                                                   2006             2005
                                             -----------------------------
            Furniture and equipment          $   403,788        $  319,697
            Less accumulated depreciation       (226,335)         (165,344)
                                             -----------------------------
                                             $   177,453        $  154,353
                                             =============================

       Depreciation expense for 2006 and 2005,was $37,965 and $ 7,620, respectively.


3. WAREHOUSE LINE OF CREDIT

       The Company has a warehouse line of credit with an available limit of $11,000,000. The line bears an interest rate of prime plus .75% (8.25% and 6.75%) at June 30, 2006 and 2005, respectively) and matures on March 31, 2007. The line is primarily secured by mortgage notes and proceeds from the sale of mortgage notes and is personally guaranteed by the chief executive officer and a vice president of the Company. At times, the bank has, at their discretion, elected to advance an amount above the available limit on the warehouse line of credit. The outstanding balance of the line of credit was $9,308,535 and $2,998,849, respectively, at June 30, 2006 and 2005.





--------------------------------------------------------------------------------
                                                                            F-14

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

4. CAPITAL LEASE OBLIGATION

       Capital lease obligations consists of the following:

                                                 2006                2005
                                           -----------------------------------
          Capitalized lease obligations    $    101,235       $        48,381
          Less current portion                  (30,415)              (17,690)
                                           -----------------------------------

          Capital lease obligations,
             Net of current portion        $     70,820       $        30,691
                                           ===================================

       Future maturities of capital lease obligations are as follows:

          YEAR ENDING JUNE 30:         2007                      $  30,415
                                       2008                         25,347
                                       2009                         18,498
                                       2010                         16,296
                                       2011                         10,679
                                                                 ---------
                                                                 $ 101,235

             Less amount representing interest                     (18,249)
                                                                 ---------
             Present value of future minimum capital
             lease obligations                                   $  82,986
                                                                 =========


       Amortization expense for the equipment under capital leases was approximately $23,026 and $16,000 for the years ended June 30, 2006 and 2005, respectively.

       The Company leases office space under non-cancelable operating leases. Future minimum operating lease payments are approximately as follows:

                          YEAR ENDING JUNE 30:
                          --------------------

                               2007           $       105,447
                               2008                    13,227
                                              ----------------

                                              $       118,674
                                              ================

       Total rent expense related to these non-cancelable operating leases for the years ended June 30, 2006 and 2005, was approximately $160,587 and $118,000, respectively. Rent expense is classified as part of general and administrative expense in the statement of operations.



--------------------------------------------------------------------------------
                                                                            F-15

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

6. INCOME TAXES

       The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons at June 30:

                                                        2006            2005
                                                       ------------------------
       Federal income tax benefit at statutory rate $  51,000    $    4,000

       State income tax benefit at statutory rate       5,000

       Change in valuation allowance                  (56,000)       (4,000)
                                                    -------------------------

        Net income tax provision                    $      -     $        -
                                                    =========================


       Deferred tax assets (liabilities) are comprised of the following as of June 30:

                                                        2006             2005
                                                    --------------------------
            Depreciation                            $ (33,000)      $ (33,000)
            Net operating loss                        103,000          47,000
            Allowance for doubtful accounts            15,000          15,000
            Valuation allowance                       (85,000)        (29,000)
                                                    --------------------------

                                                    $      -        $       -
                                                    ==========================

       At June 30, 2006, the Company has net operating loss carryforwards available to offset future taxable income of approximately $276,000, which will begin to expire 2019. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the changes in ownership.

       A valuation allowance has been recorded to offset the net deferred tax asset due to the uncertainty surrounding its realization.


7. CAPITAL STOCK

       As of June 30, 2006, the Company effected a 10,001 to 1 reverse stock split. The terms of the reverse split gave effect to a 10,001 for 1 share exchange, and gave stockholders scrip for fractional shares that could be combined to create full shares. This reverse stock split has been reflected in the share and per share data in the financial statements. This represents no gain or loss to the Company or to the shareholders.



--------------------------------------------------------------------------------

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

8. COMMITMENTS AND CONTINGENCIES

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

       The Company did not incur any loan repurchase expenses during the years ended June 30, 2006 and 2005, respectively. No provision has been included in the financial statements for future loan repurchases because such amounts, based on historical experience, are not considered material.

       LITIGATION

       The Company may become or is subject to investigations, claims or lawsuits ensuing out of conduct of its business. The Company is currently not aware of any such items, which it believes could have a material adverse effect on its financial position.

       SUBSEQUENT EVENTS

       As of July 1, 2006, the Global Realty division of Bottomline Mortgage, Inc. has been acquired by Right Start Real Estate Services, Inc., as a separate legal entity owned by Buster Williams, Jr., the Company's Chief Executive Officer.



--------------------------------------------------------------------------------

                           BOTTOMLINE HOME LOAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

9. RELATED PARTY TRANSACTIONS

       During the year ended June 30, 2005, the CEO of the Company bought 3000 shares of Bottomline Home Loan stock for $800,000 cash.

       In June of 2000 Bottomline Mortgage, Inc. sold its real estate office to the Company's CEO in exchange for forgiveness of $50,000 of debt. On June 27, 2004 the CEO sold the real estate office back to Bottomline Mortgage for $50,000. The entire purchase price was assigned to the fixed assets of the real estate office.

       During the year ended June 30, 2003, the CEO of the Company bought 71.5 shares of Bottomline Mortgage, Inc.'s stock from a shareholder for $2,400. The Company entered into an agreement with the CEO to buy all of those shares on a best efforts basis over a period of approximately 30 months. During the year ended June 30, 2005, the Company purchased 17.5 shares for $595 from the CEO.


10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       During the years ended June 30:               2006              2005
              Cash paid for:
                              Interest        $    279,575    $       97,439
                              Income taxes    $      1,600    $        1,600

          During the year ended June 30, 2006 the Company:

       o Acquired property and equipment in exchange for capital leases of $78,306.

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





--------------------------------------------------------------------------------
                                                                            F-18